Form 10-Q
period 1996-03-31
CROWN PAPER CO
filed 1996-05-14
CIK 946820

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 31, 1996  Commission File Number: 33-93494
- - --------------------------------------------------------------------------------

                                    CROWN PAPER CO.
                  -----------------------------------------------------
                  (Exact name of registrant as specified in its charter)



               Virginia                                    54-1752385
     -------------------------------                  --------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     300 Lakeside Drive, Oakland, CA                        94612-3592
     ---------------------------------------            -------------------
     (Address of principal executive offices)                (Zip Code)



                                   (510) 874-3400
                  ----------------------------------------------------
                  (Registrant's telephone number, including area code)


                                       Not Applicable
                  ----------------------------------------------------
                  (Former name, former address, and former fiscal year,
                               if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  __X__   No_____

Number of shares of no par value common stock outstanding as of the close of business on May 1, 1996:

                      One (1) share which is owned by Crown Vantage Inc.
                      --------------------------------------------------

                                         INDEX

                                     CROWN PAPER CO.


PART I:   Financial Information

          Item 1.   Financial Statements

              - Condensed Consolidated Balance Sheets - March 31, 1996 and
                December 31, 1995.

              - Condensed Consolidated Statements of Operations - Three months ended March 31, 1996 and March 26, 1995.

              - Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and March 26, 1995.

              - Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          None

SIGNATURES
                                       2

PART I  --  FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS

                                  CROWN PAPER CO.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS OF DOLLARS)

ASSETS                                March 31, 1996         December 31, 1995
                                      --------------         -----------------
                                        (UNAUDITED)
Current Assets:
     Cash and cash equivalents         $   7,347               $  5,335
     Accounts receivable, net             94,478                106,674
     Inventories                         104,199                100,422
     Prepaid expenses and other
      current assets                       8,411                  8,832
     Deferred income taxes                14,899                 14,899
                                        --------               --------
          Total current assets           229,334                236,162
Property, plant and equipment, net       666,432                668,340
Other assets                              40,692                 39,952
Unamortized debt issue costs              15,934                 16,448
Intangibles, net                          31,125                 31,226
                                        --------               --------
          Total Assets                  $983,517               $992,128
                                        --------               --------
                                        --------               --------

LIABILITIES AND EQUITY
Current Liabilities:
     Accounts payable                  $  53,933                $57,569
     Accrued liabilities                  79,060                 81,616
     Current portion of long-term debt    11,883                 11,883
                                        --------               --------
          Total current liabilities      144,876                151,068
Long-term debt                           466,147                469,901
Accrued postretirement benefits
 other than pensions                     100,540                100,358
Accrued pension                           15,141                 14,235
Other long-term liabilities                8,034                 11,341
Deferred income taxes                    106,142                106,379
                                        --------               --------
          Total Liabilities              840,880                853,282
                                        --------               --------
Shareholder's Equity:
     Preferred Stock, no par value;
          Authorized - 5,000 shares;
          Issued and outstanding - None
     Common Stock, no par value;
          Authorized - 5,000 shares;
          Issued and outstanding -
            one (1) share                126,172                125,537
     Minimum pension liability            (1,311)                (1,311)
     Cumulative foreign currency
      translation adjustment              (3,199)                (1,348)
     Retained earnings                    20,975                 15,968
                                        --------               --------
                                         142,637                138,846
                                        --------               --------
Total Liabilities and Equity            $983,517               $992,128
                                        --------               --------
                                        --------               --------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    CROWN PAPER CO.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the First Quarter (13 weeks) Ended March 31, 1996 and March 26, 1995
                                (IN THOUSANDS OF DOLLARS)



                                       First Quarter
                              ------------------------------------
                                1996                        1995
                              --------                    --------
                                         (UNAUDITED)
Net sales                     $252,853                    $261,677
Less:
Cost of goods sold             220,456                     228,655
                              --------                    --------
Gross margin                    32,397                      33,022
Selling and administrative
  expenses                      11,952                      12,959
                              --------                    ---------
     Operating Income           20,445                      20,063
Interest expense               (12,884)                       (489)
Other income (expense)             750                         (49)
                              --------                    ---------
     Income before income taxes  8,311                      19,525
Provision  for income taxes     (3,304)                     (7,779)
                              --------                    ---------
        NET INCOME            $  5,007                    $ 11,746
                              --------                    ---------
                              --------                    ---------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   CROWN PAPER CO.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months (13 weeks) Ended March 31, 1996 and March 26, 1995
                               (IN THOUSANDS OF DOLLARS)



                                                           Three Months
                                                        -------------------
                                                          1996       1995
                                                        -------    --------
                                                            (UNAUDITED)
Cash Provided by (Used for) Operating Activities:
     Net income                                         $ 5,007    $ 11,746
     Items not affecting cash:
          Depreciation and cost of timber harvested      19,267      19,289
          Amortization of goodwill and other intangibles    281         281
          Other, net                                      1,470       5,383
     Changes in current assets and liabilities:
          Accounts receivable                            12,197      (5,008)
          Inventories                                    (3,777)       (892)
          Other current assets                             (547)     (1,800)
          Accounts payable                               (3,637)      1,772
          Other current liabilities                      (2,554)     (1,778)
     Other, net                                          (3,645)         25
                                                        -------    --------
               Cash Provided by Operating Activities     24,062      29,018
                                                        -------    --------

Cash Used for Investing Activities:
     Expenditures for property, plant and equipment     (18,300)     (7,696)
                                                        -------    --------
          Cash Used for Investing Activities            (18,300)     (7,696)
                                                        -------    --------

Cash Provided by (Used for) Financing Activities :
     Proceeds from draw down of Revolving Credit         76,000
     Repayments of Revolving Credit                     (77,000)
     Repayments of Term Loans and other long-term debt   (2,750)        (67)
     James River capital (withdrawal) infusion                      (29,718)
                                                        -------    --------
          Cash Used for Financing Activities             (3,750)    (29,785)
                                                        -------    --------
Increase in cash and cash equivalents                     2,012      (8,463)
Cash and cash equivalents at beginning of period          5,335      12,435
                                                        -------    --------
Cash and cash equivalents at end of period             $  7,347    $  3,972
                                                        -------    --------
                                                        -------    --------



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  CROWN PAPER CO.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1  --  ORGANIZATION

     Crown Paper Co. and subsidiaries (the "Company") is a wholly-owned subsidiary of Crown Vantage Inc. Crown Vantage Inc. (the "Parent") became an independent company after the Board of Directors of James River Corporation of Virginia ("James River") approved the spin-off of assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business ("Predecessor Business"). At the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Parent (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Parent's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Parent's common stock were issued and began trading on NASDAQ on August 28, 1995.

     James River transferred to the Company certain assets of the Predecessor Business and the Company assumed certain related liabilities from James River. In addition, the Company received $250 million in cash through a public offering of Senior Subordinated Notes and $253 million from initial borrowings under credit facilities with certain banks (collectively, the "Financing"). The proceeds from the Financing after payment of expenses and retention of $1.2 million cash ($485 million) were paid to James River together with $100 million Senior Pay-in-Kind Notes issued by the Parent, as a return of James River's capital investment. The Distribution, transfer of assets and liabilities, Financing and return of capital are collectively referred to as the "Spin-Off."

     Also in connection with the Spin-Off, the Company entered into a Contribution Agreement and certain transition agreements with James River. The Company will rely on such agreements for certain services, and the supply of a portion of the products necessary to conduct the Company's manufacturing business, generally over terms of one to three years, at agreed to prices consistent with market terms.


NOTE 2  --  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements include the consolidated operations, assets and liabilities of the Company for the three months ended March 31, 1996 and the combined historical operations, assets and liabilities of the Predecessor Business while a part of James River for the three months ended March 26, 1995. For simplicity of presentation these financial statements are referred to as consolidated financial statements herein.

     The condensed consolidated financial statements for the quarter ended March 26, 1995 have been prepared as if the Company had operated as an independent stand-alone entity, except the Company generally did not have significant borrowings, and there was no allocation of James River's consolidated borrowings, and related interest expense, except for interest capitalized as a component of properties. During the quarter ended March 26, 1995, the Company engaged in various transactions with James River and its affiliates that are characteristic of a group of companies under common control. Throughout this period, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements were met by James River. During the quarter ended March 26, 1995, the Company was charged by James River for direct costs and expenses associated with its operations which have been included in cost of goods sold or selling and administrative expenses, as appropriate. James River's administrative costs not directly attributable to the Company, which historically had not been allocated, have been allocated to the Company for the quarter ended March 26, 1995 based on net sales and are included in selling and administrative expense.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Paper Co.'s Form 10-K for the year ended December 31, 1995.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") in the first quarter of 1996. Adoption of Statement of Financial Accounting Standards No. 121 did not have a material effect on the Company's financial position or results of operations.


NOTE 3  --  INCOME TAX

     Historically the Company has been included in the consolidated federal and combined/unitary state income tax returns of James River. Income taxes in the consolidated financial statements for the quarter ended March 26, 1995 represent the Company's share of James River's income tax provision which is intended to approximate the amount which would have been recognized had the Company filed separate income tax returns. Income taxes for the quarter ended March 31, 1996 have been provided at the Company's estimated effective rate (39.75%) for the year ending December 29, 1996.

NOTE 4  --  LONG TERM DEBT

Consolidated long-term debt consists of the following:



                                       March 31   December 31
                                         1996        1995
                                     ----------   -----------
                                     (IN THOUSANDS OF DOLLARS)
     Bank Credit Facility:
          Revolving credit, due 2002  $   9,000   $  10,000
          Term Loan A, due 2002          95,000      97,500
          Term Loan B, due 2003          99,500      99,750
                                     ----------   ---------
                                        203,500     207,250
     11% Senior Subordinated Notes,
      due 2005                          250,000     250,000
     Industrial Revenue Bonds, payable
      to 2022                            24,182      24,182
     10% Note, payable in 1996              348         352
                                     ----------   ---------
                                        478,030     481,784

     Less current portion                11,883      11,883
                                     ----------   ---------
                                       $466,147    $469,901
                                     ----------   ---------
                                     ----------   ---------

Maturities of long-term debt for the next five fiscal year ends are:
1997 - $12.5;  1998 - $16.2;  1999 - $16.2;  2000 - $16.9;  and 2001 - $48.8.

NOTE 5  --  INVENTORIES


                                March 31, 1996      December 31, 1995
                                --------------      -----------------
                                   (IN THOUSANDS OF DOLLARS)
Raw materials                    $ 31,829                 $ 37,238
Work in process                     6,772                    5,856
Finished goods                     44,761                   40,745
Stores and supplies                35,089                   35,141
                                 --------                 --------
                                  118,451                  118,980
Reduction to state
 inventories at last-in,
 first-out cost                   (14,252)                 (18,558)
                                 --------                 --------
                                 $104,199                 $100,422
                                 --------                 --------
                                 --------                 --------

NOTE 6  --  LITIGATION AND ENVIRONMENTAL MATTERS

     The Company is a party to various legal proceedings generally incidental to its business and is subject to a variety of environmental protection statutes and regulations. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial condition of the Company but could materially affect consolidated results of operations in a given year.

     In addition, the Company has been identified as a potentially responsible party, along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 20 sites in the United States. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. Estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites and the allocation of costs among potentially responsible parties with respect to any such sites. However, based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $11.0 million and $11.0 million at March 31, 1996 and December 31, 1995 respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Although the Company has accrued cleanup and remediation liabilities currently, expenditures generally are paid over an extended period of time, in some cases as long as 30 years. While it is not feasible to predict the outcome of all environmental liabilities, based on the most recent review by management of these matters, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial condition of the company.

     However, because of uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. The accruals attributable to the Company are periodically reviewed for their adequacy, and the Company will continue to review the status of all significant existing or potential environmental issues and adjust its accruals as necessary. The accruals do not reflect any possible future insurance recoveries. In addition, as is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a potentially responsible party at additional sites in the future or that the costs associated with such additional sites would not be material.

     In December 1993, the EPA published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"). The final Cluster Rules were scheduled to be issued in late 1995; however, their issuance was delayed until 1996 with a nominal compliance date of 1999. These Cluster Rules may require significant changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Although it is reasonably possible that the implementation of the Cluster Rules could materially impact the Company's expenditures between 1996 and 1999, it is not currently possible to estimate such amounts.

NOTE 7  --  SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED STATEMENT
            OF OPERATIONS

     The following supplemental unaudited pro forma condensed statement of operations is presented for informational purposes to present the results of operations assuming that the Spin-Off of the Predecessor Business had occurred as of December 26, 1994 and that the issuance of debt discussed in Note 1 had occurred as of December 26, 1994. This information may not necessarily be indicative of the future results of operations of the Company or what the results of operations would have been had the Company operated as a separate independent Company during the entire period presented.

                                                     Three Months Ended
                                                       March 26, 1995
                                          ------------------------------------------
                                                          Pro forma
                                           Historical     Adjustments     Pro forma
                                          ------------   -------------   -----------
                                         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
Net sales                                   $261,677       $   (250)(a)   $261,427
Less:
Cost of goods sold                           228,655            442 (b)    229,097
                                            --------       --------       --------
Gross margin                                  33,022           (692)        32,330
Selling and administrative expenses           12,959              -         12,959
                                            --------       --------       --------
    Operating Income                          20,063           (692)        19,371
Interest expense                                (489)       (12,495)(c)    (12,984)
Other expense                                    (49)             -            (49)
                                            --------       --------       --------
Income before income taxes                    19,525        (13,187)         6,338
Provision for income taxes                     7,779         (5,130)(d)      2,649
                                            --------       --------       --------
    NET INCOME                              $ 11,746       $ (8,057)      $  3,689
                                            --------       --------       --------
                                            --------       --------       --------

(a) Historically, the Company has produced approximately 38,000 tons of creped paper for converting to toweling for sale to James River's Consumer Products Business at the Company's cost to produce. In connection with the Spin-Off, the Company has entered into a product supply agreement whereby the Company will supply to James River creped paper for converting to toweling amounting to up to 20,000 tons annually at an agreed upon price. The financial effect of this agreement would have decreased each of net sales and income before income taxes by approximately $250,000 for the three months of 1995. The Company will utilize the remaining 18,000 tons of capacity as it deems appropriate. No adjustment has been made in the pro forma statements with respect to the Company's utilization of this remaining capacity.

(b) Historically, when the Company has purchased pulp from facilities within James River, the purchase price of the pulp was reflected at existing published prices less a discount ranging from 0% to 9% based upon a combination of prevailing market prices and volumes purchased. Beginning August 28, 1995, based upon a three year Pulp Purchase Agreement entered into by the Company and James River, the price of such pulp purchases will be at existing published prices less a discount ranging from 0% to 6% based upon a combination of prevailing market prices and volumes purchased. The effect of this agreement, if it was consummated at the beginning of the periods presented, would have increased cost of goods sold by approximately $442,000 for the three months of 1995.

(c) Reflects pro forma increases in the Company's interest expense at current market interest rates for the issuance of the Notes, initial borrowings under the Bank Credit Facility, line of credit fees, guaranty fees for IRB's and commitment fees on the unused portion of the Revolver for the periods presented. Included in interest expense is the amortization of the pro rata portion of debt issue costs related to the Financings which will be amortized over the lives of the related indebtedness. Variable rate debt of the Company is subject to ongoing interest rate fluctuations. The effect of a 1% increase in the interest rate on these borrowings would have the impact of increasing interest expense by approximately $0.6 million for the three months of 1995.

(d) Reflects the effects of the pro forma adjustments on income tax expense using an estimated marginal tax rate of 38.9 % for the periods presented.

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION


     Crown Paper Co.(The "Company") together with its parent, Crown Vantage Inc., were organized to effect the Spin-Off of certain assets of James River Corporation of Virginia ("James River") to its shareholders. Prior to the Spin-Off, the Company and its parent had never operated as separate, stand-alone companies.

     The following management's discussion and analysis of certain significant factors affecting the Company's results of operations during the period included in the accompanying condensed consolidated statements of operations and changes in the Company's financial condition since December 31, 1995 is made on a historical basis. Historical results of Crown Paper Co. include the actual operations of the Company for the three months ended March 31, 1996, and the combined historical operations of the Predecessor Business while a part of James River for the three months ended March 26,1995. James River provided certain corporate general and administrative services to the Company prior to the Spin-Off. These overhead costs for the quarter ended March 26, 1995 have been allocated to the Company based upon net sales and are included in selling and administrative expenses.

     The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (e.g., annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates.

     The Company operates 11 facilities using 33 diverse paper machines. The Company's two largest facilities are integrated operations located in St. Francisville, Louisiana and Berlin and Gorham, New Hampshire. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Massachusetts; Newark, Delaware; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. The Company's food and retail packaging papers are produced primarily at non-integrated facilities in Port Huron and Parchment, Michigan and Milford, New Jersey. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Virginia.

RESULTS OF OPERATIONS

     The Company's net sales and operating results for each business sector as well as sales and operating income for pulp and miscellaneous, are as follows:

                                                     Net Sales and Tonnage by Sector
                                                          for the Quarter Ended
                                                March 31, 1996            March 26, 1995
                                            -----------------------   -----------------------
                                               Tons        Sales         Tons         Sales
                                            -----------  ----------   -----------  ----------
                                            (thousands)  (millions)   (thousands)  (millions)
    Printing and Publishing Papers
      Coated groundwood                         63.6       $63.8          70.4       $56.2
      Uncoated                                  61.5        65.7          63.7        67.9


    Specialty Papers
      Food and retail packaging                 59.9        84.7          66.0        88.7
      Converting                                37.0        36.4          44.6        37.4


    Pulp and Miscellaneous                       3.2         2.3          11.2        11.5
                                               -----      ------         -----      ------

                                               225.2      $252.9         255.9      $261.7
                                               -----      ------         -----      ------
                                               -----      ------         -----      ------


                                                       Operating Income by Sector
                                                          for the Quarter Ended
                                                  March 31, 1996       March 26, 1995
                                                ------------------   ------------------
                                                    (millions)           (millions)
    Printing and Publishing Papers                    $13.9                 $13.2
    Food and retail packaging                           1.4                  (1.0)
    Converting                                          6.0                   5.1
    Pulp and Miscellaneous                              (.9)                  2.8
                                                      -----                 -----
                                                      $20.4                 $20.1
                                                      -----                 -----
                                                      -----                 -----


NET SALES

     The Company's net sales decreased 3.4% to $ 252.9 million for the three months ended March 31, 1996 as compared to $ 261.7 million for the same period in 1995. The decrease resulted from a 12% decrease in volume, partially offset by a 9.8% increase in average selling price per ton for the three months ended March 31, 1996 compared to the same period in 1995.

     Net sales of coated groundwood paper increased by 13.5% to $ 63.8 million for the three months in 1996 as compared to the same period in 1995. The increase in sales reflects an average price per ton increase of 25.7% for the three month period of 1996 compared to 1995. Sales volume decreased to

63,600 tons in the three months ended March 31, 1996 as compared to 70,400 tons in the comparable period of 1995.

     Net sales of uncoated printing and publishing papers decreased by 3.2% to $65.7 million for the three month period of 1996 as compared to the same three month period in 1995. The decrease in sales is primarily due to a 3.5% decrease in tons sold in the first three months of 1996 as compared to the same period in 1995. Average price per ton sold remained relatively stable in 1996 compared to the first quarter of 1995.

     Food and retail packaging paper net sales totaled $84.7 million during the three months ended March 31, 1996 as compared to $88.7 million for the same period in 1995. The 4.5% decrease in sales is due to a 9.2% decrease in tons sold in 1996 as compared to 1995 partially offset by a 5.2% increase in average selling price per ton sold in the three months ended March 31, 1996 as compared to the same period in 1995.

     Net sales of specialty converting papers during the first three months of 1996 were $36.4 million, a 2.7% decrease compared to the first three months of 1995. The decrease is the combined result of a 17.0% decrease in tons sold in 1996 compared to 1995 and a 17.3% increase in average selling price per ton during the three months ended March 31, 1996 compared to the same period in 1995.

     Net sales of pulp and miscellaneous products decreased to $2.3 million for the three months ended March 31, 1996 as compared to $11.5 million in the same period in 1995. Tons sold in the three month period of 1996 decreased to 3,200 tons compared to 11,100 tons in the same period of 1995. This decrease was due primarily to the increased internal use of pulp produced by the Company.


OPERATING INCOME

     The Company had operating income of $20.4 million for the three month period in 1996 compared to operating income of $20.1 million for the same period in 1995.

     Operating income for printing and publishing papers increased to $13.9 million in the three months of 1996 compared to $13.2 million for 1995. The increase in operating income resulted primarily from the increase in coated groundwood paper prices discussed above .

     Food and retail packaging operating income increased from a $1.0 million loss for the first three months of 1995 to a profit of $ 1.4 million in the first three months of 1996. The increase in operating profits is primarily attributable to the 5.2% increase in average selling price per ton and a $1.7 million reduction in selling and administrative expenses.

     Operating income for converting papers increased to $6.0 million in the first quarter of 1996 as compared to $5.1 million in the first quarter of 1995. The increase in operating profits is attributable to the 17.3% increase in average selling price per ton referred to above.

     Selling and administrative expenses decreased $1.0 million for the three month period of 1996, compared to the same period in 1995.

INTEREST EXPENSE

     Interest expense increased $12.5 million for the three month period of 1996 as a result of the borrowings incurred in connection with the Spin-Off (see Liquidity and Sources of Capital).

LIQUIDITY AND SOURCES OF CAPITAL

     Prior to the Spin-Off, the assets of the Company comprised a substantial part of the Communications Paper Business and the paper-based part of the Food and Consumer Packaging Business of James River. For the period presented for 1995, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements, if any, were met by James River. Since consummation of the Spin-Off, the Company no longer has any such financial arrangements with James River and now relies on internally generated funds and its ability to access funds from the equity and debt markets.

     In connection with the Spin-Off, the Company obtained $250 million in financing through a public offering of Senior Subordinated Notes and $253 million initial borrowing under a $350 million credit facility from a group of banks (collectively, the "Financing"). The net proceeds from the Financing were paid to James River together with $100 million Senior Pay-in-Kind Notes issued by Crown Vantage Inc., the Company's parent, as a return of James River's capital investment.

     Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $40 million have been issued at March 31, 1996) and can be used for general corporate purposes, working capital needs, letters of credit and permitted investments. At March 31, 1996, $9.0 million of the revolving credit was outstanding.

     Principal amounts on the Term Loan A and Term Loan B are due in quarterly installments together with accrued interest. In addition to scheduled repayments, the Company is obligated to make prepayments upon the occurrence of certain events. The Company anticipates that cash flows provided by operating activities will be sufficient to pay its operating expenses and satisfy its debt repayments for the remainder of 1996.

     Cash flows provided by operating activities were $24.1 million for the three months ended March 31, 1996 compared to $29.0 million in the first three months of 1995. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $40.7 million and $38.9 million for the first three months of 1996 and 1995, respectively.

     The Company's capital expenditures for the three months ended March 31, 1996 were $18.3 million compared to $7.7 million in the same period in 1995. A fully-integrated pulp and paper mill generally consists of an extensive network of buildings, machines and equipment, which require continual upgrade, replacement, modernization and improvement to remain competitive and meet changing customer preferences and regulatory requirements. The Company's strategic capital plans involve aggregate budgeted capital expenditure for the remainder of 1996 of $85 million. These capital expenditures will be financed primarily by cash flows from operations.

     The Company expects to complete in the second quarter of 1996 its plans to sell approximately $50 to $60 million of accounts receivable in a "AAA" Rated Receivables Purchase Facility. The transaction, once completed, will be accounted for as a "true sale" of accounts receivable with the proceeds being used to partially pre-pay one or both of the Company's Term Loans.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PAPER CO.
(Registrant)



/s/ Charles H. Shreve
- - ---------------------------------------
Charles H. Shreve
Senior Vice President,
Chief Financial Officer
(Duly Authorized Officer and
Chief Accounting Officer)

May 2, 1996