Form 10-Q
period 1996-06-30
CROWN PAPER CO
filed 1996-08-14
CIK 946820

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 30, 1996   Commission File Number: 33-93494


                                  CROWN PAPER CO.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Virginia                                    54-1752385
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

        300 Lakeside Drive, Oakland, CA                      94612-3592
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

             (510) 874-3400
- --------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

                              Not Applicable
- --------------------------------------------------------------------------------
           (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes __X___     No  _____

Number of shares of no par value common stock outstanding as of the close of business on August 9, 1996:

                             One (1) share which is owned by Crown Vantage Inc.
                           ----------------------------------------------------

                                          INDEX

                                      CROWN PAPER CO.


PART I:   Financial Information

    Item 1.  Financial Statements

             - Condensed Consolidated Balance Sheets - June 30, 1996 and December 31, 1995.

             - Condensed Consolidated Statements of Operations - Three months and six months ended June 30, 1996 and June 25, 1995.

             - Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1996 and June 25, 1995.

             -  Notes to Condensed Consolidated Financial Statements.

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

    Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS

                                CROWN PAPER CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

ASSETS                                     June 30, 1996      December 31, 1995
                                           -------------      -----------------
                                            (UNAUDITED)
Current Assets:
     Cash and cash equivalents               $ 12,704              $  5,335
     Accounts receivable, net                  53,191               106,674
     Inventories                               99,362               100,422
     Prepaid expenses and other current
      assets                                    6,256                 8,832
     Deferred income taxes                     14,899                14,899
                                             --------              --------
          Total current assets                186,412               236,162
Property, plant and equipment, net            668,056               668,340
Other assets                                   42,031                39,952
Unamortized debt issue costs                   15,912                16,448
Intangibles, net                               30,664                31,226
                                             --------              --------
          Total Assets                       $943,075              $992,128
                                             ========              ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                        $ 51,132              $ 57,569
     Accrued liabilities                       79,493                81,616
     Current portion of long-term debt          7,589                11,883
                                             --------              --------
          Total current liabilities           138,214               151,068
Long-term debt                                424,165               469,901
Accrued postretirement benefits other than
 pensions                                     101,032               100,358
Accrued pension                                15,898                14,235
Other long-term liabilities                    12,235                11,341
Deferred income taxes                         106,133               106,379
                                             --------              --------
          Total Liabilities                   797,677               853,282
                                             --------              --------
Shareholder's Equity:
     Preferred Stock, no par value;
          Authorized - 5,000 shares;
          Issued and outstanding - None
     Common Stock, no par value;
          Authorized - 5,000 shares;
          Issued and outstanding - one (1)
           share at June 30, 1996
          and December 31, 1995.              126,949               125,537
     Minimum pension liability                 (1,311)               (1,311)
     Cumulative foreign currency translation
       adjustment                                (200)               (1,348)
     Retained earnings                         19,960                15,968
                                             --------              --------
                                              145,398               138,846
                                             --------              --------
Total Liabilities and Shareholder's Equity   $943,075              $992,128
                                             ========              ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 CROWN PAPER CO.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the  Second Quarter (13 weeks) and Six Months (26 weeks)
                     Ended June 30, 1996 and June 25, 1995
                   (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)


                                      Second Quarter            Six Months
                                 -----------------------   --------------------
                                   1996           1995      1996         1995
                                 --------       -------   --------     --------
                                       (UNAUDITED)             (UNAUDITED)

Net sales                        $230,564      $272,253   $483,417     $533,930
Cost of goods sold                208,019       239,536    428,455      468,191
                                 --------      --------   --------     --------
Gross margin                       22,545        32,717     54,962       65,739
Selling and administrative
 expenses                          12,392        15,139     24,340       28,098
                                 --------      --------   --------     --------
     Operating Income              10,153        17,578     30,622       37,641
Interest expense                  (12,487)         (496)   (25,371)        (985)
Other income, net                     647           300      1,373          251
                                 --------      --------   --------     --------
     Income (loss) before income
      taxes                        (1,687)       17,382      6,624       36,907
Provision (benefit) for income
 taxes                               (672)        6,984      2,632       14,763
                                 --------      --------   --------     --------
        NET INCOME (LOSS)        $ (1,015)     $ 10,398   $  3,992     $ 22,144
                                 ========      ========   ========     ========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .

                                 CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Six Months (26 weeks)
                      Ended June 30 1996 and June 25 1995
                           (IN THOUSANDS OF DOLLARS)


                                                                Six Months
                                                           -------------------
                                                             1996       1995
                                                           --------    -------
                                                               (UNAUDITED)

Cash Provided by (Used for) Operating Activities:
     Net income                                            $  3,992    $22,144
     Items not affecting cash:
          Depreciation and cost of timber harvested          37,583     39,276
          Amortization of goodwill and other intangibles        562        563
          Other, net                                          3,130      1,811
     Changes in current assets and liabilities:
          Accounts receivable (includes $40,000 sold in
           1996)                                             53,483         116
          Inventories                                         1,061      (6,872)
          Other current assets                                 (437)       (332)
          Accounts payable                                   (6,438)      5,041
          Other current liabilities                          (2,600)     (3,931)
     Other, net                                               4,379        (535)
                                                            -------     -------
          Cash Provided by Operating Activities              94,715      57,281
                                                            -------     -------

Cash Provided by (Used for) Investing Activities:
     Expenditures for property, plant and equipment         (37,652)    (22,321)
     Other, net                                                 353         694
          Cash Used for Investing Activities                (37,299)    (21,627)
                                                           --------    ---------
Cash Provided by (Used for) Financing Activities:
     Proceeds from draw down of Revolving Credit            106,000          --
     Repayments of Revolving Credit                        (109,000)         --
     Repayments of Term Loans and other long-term debt      (47,047)       (644)
     James River capital (withdrawal) infusion                   --     (45,150)
                                                            -------    ---------
          Cash Used for Financing Activities                (50,047)    (45,794)
                                                            -------    ---------
Increase (decrease) in cash and cash equivalents              7,369     (10,140)
Cash and cash equivalents at beginning of period              5,335      12,435
                                                            -------    --------
Cash and cash equivalents at end of period                  $12,704    $  2,295
                                                            =======    ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CROWN PAPER CO.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


NOTE 1  --  ORGANIZATION

     Crown Paper Co. and subsidiaries (the "Company") is a wholly owned subsidiary of Crown Vantage Inc. Crown Vantage Inc. (the "Parent") became an independent company after the Board of Directors of James River Corporation of Virginia ("James River") approved the spin-off of assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business ("Predecessor Business"). At the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Company (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Parent's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Parent's common stock were issued and began trading on NASDAQ on August 28, 1995.

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

     Also in connection with the Spin-Off, the Company entered into a Contribution Agreement and certain transition agreements with James River. The Company will rely on such agreements for certain services, and the supply of a portion of the products used in the Company's manufacturing business, generally over terms of one to three years, at agreed to prices consistent with market terms.


NOTE 2  --  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements include the consolidated operations, assets and liabilities of the Company for the three months and six months ended June 30, 1996 and the combined historical operations, assets and liabilities of the Predecessor Business while a part of James River for the three months and six months ended June 25, 1995. For simplicity of presentation, these financial statements are referred to as consolidated financial statements herein.

     The condensed consolidated financial statements for the quarter and six months ended June 25, 1995 have been prepared as if the Company had operated as an independent stand-alone entity, except the Company generally did not have significant borrowings, and there was no allocation of James River's consolidated borrowings, and related interest expense, except for interest capitalized as a component of properties. During the period ended June 25, 1995, the Company engaged in various transactions with James River and its affiliates that are characteristic of a group of companies under common control. Throughout this period, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements were met by James River. The Company was charged by James River for direct costs and expenses associated with its operations which have been included in cost of goods sold or selling and administrative expenses, as appropriate. James River's administrative costs not directly attributable to the

Company, which historically had not been allocated, have been allocated to the Company for the quarter and six months ended June 25, 1995 based on net sales and are included in selling and administrative expense.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Paper Co.'s Form 10-K for the year ended December 31, 1995.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") in the first quarter of 1996. Adoption of Statement of Financial Accounting Standards No. 121 did not have a material effect on the Company's financial position or results of operations.

NOTE 3  --  INCOME TAX

     Historically the Company has been included in the consolidated federal and combined/unitary state income tax returns of James River. Income taxes in the consolidated financial statements for the quarter and six months ended June 25, 1995 represent the Company's share of James River's income tax provision which is intended to approximate the amount which would have been recognized had the Company filed separate income tax returns. Income taxes for the quarter and six months ended June 30, 1996 have been provided at the Company's estimated effective rate (approximately 39.75%) for the year ending December 29, 1996.


NOTE 4  --  LONG TERM DEBT

Consolidated long-term debt consists of the following:

                                               June 30     December 31
                                                1996          1995
                                             ----------   -------------
                                            (IN THOUSANDS OF DOLLARS)
     Bank Credit Facility:
          Revolving credit, due 2002          $  7,000       $ 10,000
          Term Loan A, due 2002                 53,553         97,500
          Term Loan B, due 2003                 99,250         99,750
                                             ----------   -------------
                                               159,803        207,250
     11% Senior Subordinated Notes, due 2005   250,000        250,000
     Industrial Revenue Bonds, payable to 2022  21,951         24,182
     10% Note, payable in 1996                      --            353
                                             ----------   -------------
                                               431,754        481,785
     Less current portion                        7,589         11,883
                                             ----------   -------------
                                              $424,165       $469,901
                                             ==========   =============

In June 1996, the Company pre-paid $40 million on Term Loan A using proceeds obtained through the sale of certain accounts receivable (Note 7).

Maturities of long-term debt (after giving effect to the prepayment of Term Loan
A) for the next five fiscal year ends are: 1997 - $7.5 million; 1998 - $9.7 million; 1999 - $9.7 million; 2000 - $10.1 million; and 2001 - $23.1 million.


NOTE 5  --  INVENTORIES

                                              June 30,     December 31,
                                                1996          1995
                                             ----------   -------------
                                              (IN THOUSANDS OF DOLLARS)

Raw material                                  $ 26,562      $ 37,238
Work in process                                  4,266         5,856
Finished goods                                  46,639        40,745
Stores and supplies                             34,373        35,141
                                             ----------   -------------
                                               111,840       118,980

Reduction to state inventories at last-in,
 first-out cost                                (12,478)      (18,558)
                                             ----------   -------------
                                              $ 99,362      $100,422
                                             ==========   =============


NOTE 6  --  LITIGATION AND ENVIRONMENTAL MATTERS

     The Company is a party to various legal proceedings generally incidental to its business and is subject to a variety of environmental protection statutes and regulations. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial position of the Company but could materially affect consolidated results of operations in a given period.

     In addition, the Company has been identified as a potentially responsible party, along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 20 sites in the United States. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. Estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites and the allocation of costs among potentially responsible parties with respect to any such sites. However, based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $11.6 million and $11.0 million at June 30, 1996 and December 31, 1995 respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Although the Company has accrued cleanup and remediation liabilities currently, expenditures generally are paid over an extended period of time, in some cases as long as 30 years. While it is not feasible to predict the outcome of all environmental liabilities, based on the most recent review by management of these matters, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial position of the Company.

     However, because of uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. The accruals recorded by the Company are periodically reviewed for their adequacy, and the Company will continue to review the status of all significant existing or potential environmental issues and adjust its accruals as necessary. The accruals do not reflect any possible future insurance recoveries. In addition, as is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a potentially responsible party at additional sites in the future or that the costs associated with such additional sites would not be material.

     In December 1993, the EPA published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"). The final Cluster Rules were scheduled to be issued in late 1995; however, their issuance is now anticipated to occur no earlier than the fourth quarter of 1996 with compliance required three years later. These Cluster Rules may require significant changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Although it is reasonably possible that the implementation of the Cluster Rules could materially impact the Company's expenditures between 1997 and 2000, it is not currently possible to estimate such amounts.


NOTE 7  --  SALE OF ACCOUNTS RECEIVABLE

     In June 1996, the Company entered into a five year agreement which provides for the sale of an undivided interest in a $40 million revolving pool of trade accounts receivable. As collections reduce accounts receivable included in the pool, the Company sells undivided interests in new receivables in order to bring the amount sold up to $40 million. The agreement provides for a maximum allowable amount of accounts receivable that can be sold of $60 million.

     Proceeds from the sale, which are reported as operating cash flows in the condensed consolidated statement of cash flows, were used to prepay $40 million of long-term debt. The proceeds from the initial and subsequent sales are less than the face amount of the undivided interests in accounts receivable sold. The discount from the face amount, which totaled $270,000 in June 1996, is included in other income, net in the condensed consolidated statement of operations.

NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENT

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities").
Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 would be effective for transactions occurring after December 31, 1996. The Company does not believe that adoption of SFAS No. 125 will have a material adverse effect on its financial position or results of operations.

NOTE 9 -- SUBSEQUENT EVENT

     In July 1996, the Company completed an $18 million refinancing of certain industrial revenue bonds issued by the Business Finance Authority of the State of New Hampshire (the "Refunding Bonds"). The Refunding Bonds were issued to refinance certain of the Company's pollution control and solid waste disposal facilities located in the State of New Hampshire. The bonds are due January 1, 2022 and bear interest at 7.75%.

     Also in July 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. Upon sale of the Project Bonds, $2.6 million of proceeds were used to pre-pay Term Loan A and the remaining net proceeds were deposited with a trustee to be used by the Company as needed to finance eligible project costs. The Project Bonds bear interest at 7.875% and are due July 1, 2026.


NOTE 10  --  SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED STATEMENT
             OF OPERATIONS

     The following supplemental unaudited pro forma condensed statements of operations are presented for informational purposes to present the results of operations assuming that the Spin-Off of the Predecessor Business had occurred as of December 26, 1994 and that the issuance of debt discussed in Note 1 had occurred as of December 26, 1994. This information may not necessarily be indicative of the future results of operations of the Company or what the results of operations would have been had the Company operated as a separate independent Company during the entire periods presented.

                                            Six Months Ended
                                              June 25, 1995
                               ------------------------------------------
                                                Pro forma
                                Historical     Adjustments    Pro forma
                               ------------  --------------  ------------
                              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
  Net sales                      $533,930    $   (500)(a)     $533,430
  Less:
  Cost of goods sold              468,191         929(b)       469,120
                               ------------  --------------  ------------
  Gross margin                     65,739      (1,429)          64,310
  Selling and administrative
    expenses                       28,098          --           28,098
                               ------------  --------------  ------------
       Operating Income            37,641      (1,429)          36,212
  Interest expense                   (985)    (24,496)(c)      (25,481)
  Other income                        251          --              251
                               ------------  --------------  ------------
Income before income taxes         36,907     (25,925)          10,982
Provision for income taxes         14,763     (10,085)(d)        4,678
                               ------------  --------------  ------------
          NET INCOME              $22,144    $(15,840)          $6,304
                               ============  ==============  ============

                                            Three Months Ended
                                              June 25, 1995
                               ------------------------------------------
                                                Pro forma
                                Historical     Adjustments    Pro forma
                               ------------  --------------  ------------
                               (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)
  Net sales                       $272,253    $  (250)(a)     $272,003
  Less:
  Cost of goods sold               239,536        487(b)       240,023
                               ------------  --------------  ------------
  Gross margin                      32,717       (737)          31,980
  Selling and administrative
    expenses                        15,139                      15,139
                               ------------  --------------  ------------
       Operating Income             17,578       (737)          16,841
  Interest expense                    (496)   (12,001)(c)      (12,497)
  Other income                         300         --              300
                               ------------  --------------  ------------
  Income before income taxes        17,382    (12,738)           4,644
  Provision for income taxes         6,984     (4,955)(d)        2,029
                               ------------  --------------  ------------
          NET INCOME              $ 10,398    $(7,783)       $   2,615
                               ============  ==============  ============

(a) Historically, the Company has produced approximately 38,000 tons of creped paper for converting to toweling for sale to James River's Consumer Products Business at the Company's cost to produce. In connection with the Spin-Off, the Company has entered into a product supply agreement whereby the Company will supply to James River creped paper for converting to toweling amounting to up to 20,000 tons annually at an agreed upon price. The financial effect of this agreement would have decreased each of net sales and income before income taxes by approximately $500,000 for the six
     months of 1995 and $250,000 for the three months of 1995.    The Company
     will utilize the remaining 18,000 tons of capacity as it deems appropriate. No adjustment has been made in the pro forma statements with respect to the Company's utilization of this remaining capacity.

(b) Historically, when the Company has purchased pulp from facilities within James River, the purchase price of the pulp was reflected at existing published prices less a discount ranging from 0% to 9% based upon a combination of prevailing market prices and volumes purchased. Beginning August 28, 1995, based upon a three year Pulp Purchase Agreement entered into by the Company and James River, the price of such pulp purchases will be at existing published prices less a discount ranging from 0% to 6% based upon a combination of prevailing market prices and volumes purchased. The effect of this agreement, if it was consummated at the beginning of the period presented, would have increased cost of goods sold by approximately $929,000 for the six months of 1995 and $487,000 for the three months of 1995.

(c) Reflects pro forma increases in the Company's interest expense assuming that amounts outstanding in 1996 with respect to the Senior Subordinated Notes and borrowings under the Bank Credit Facility were outstanding during the corresponding period in 1995. Pro forma interest expense also includes line of credit fees, guaranty fees for IRB's and commitment fees on the unused portion of the Revolver for the periods presented. Included in pro forma interest expense is the amortization of the pro rata portion of debt issue costs related to the Financings which will be amortized over the lives of the related indebtedness. Variable rate debt of the Company is subject to ongoing interest rate fluctuations. The effect of a 1% increase in the interest rate on these borrowings would have the impact of increasing interest expense by approximately $1.3 million for the six months of 1995 and $0.6 million for the three months of 1995.

(d) Reflects the effects of the pro forma adjustments on income tax expense using an estimated marginal tax rate of 38.9% for the periods presented.

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
            FINANCIAL CONDITION


     Crown Paper Co. and subsidiaries (the "Company") together with its Parent, Crown Vantage Inc., were organized to effect the Spin-off of certain assets of James River Corporation of Virginia ("James River") to its shareholders. Prior to the Spin-off, the Company and its Parent had never operated as separate, stand-alone companies.

     The following management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying condensed consolidated statements of operations and changes in the Company's financial condition since December 31, 1995 is made on a historical basis. Historical results of Crown Paper Co. include the actual operations of the Company for the three months and six months ended June 30, 1996, and the combined historical operations of the Predecessor Business while a part of James River for the three months and six months ended June 25, 1995. James River provided certain corporate general and administrative services to the Company prior to the Spin-Off. These overhead costs for the quarter and six months ended June 25, 1995 have been allocated to the Company based upon net sales and are included in selling and administrative expenses.

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

RESULTS OF OPERATIONS

     The Company's net sales for each business sector as well as pulp and miscellaneous, are as follows:

                                         Net Sales and Tonnage by Sector
                                            for the Six Months Ended
                                      June 30, 1996         June 25, 1995
                                 ---------------------- ----------------------
                                     Tons       Sales       Tons       Sales
                                 ----------- ---------- ----------- ----------
                                 (thousands) (millions) (thousands) (millions)
  Printing and Publishing Papers
        Coated groundwood            124.0      $117.4      139.0      $117.5
        Uncoated                     121.8       124.5      122.3       136.3


  Specialty Papers
        Food and retail packaging    119.2       160.0      131.3       180.5
        Converting                    80.2        75.1       86.1        79.4

  Pulp and Miscellaneous              17.1         6.4       22.7        20.2
                                 ----------- ---------- ----------- ----------
                                     462.3      $483.4      501.4      $533.9
                                 =========== ========== =========== ==========


                                       Net Sales and Tonnage by Sector
                                            for the Quarter Ended
                                      June 30, 1996         June 25, 1995
                                 ---------------------- ----------------------
                                     Tons       Sales       Tons       Sales
                                 ----------- ---------- ----------- ----------
                                 (thousands) (millions) (thousands) (millions)
  Printing and Publishing Papers
        Coated groundwood             60.4      $ 53.6        68.6     $ 61.3
        Uncoated                      60.3        58.8        58.6       68.4


  Specialty Papers
        Food and retail packaging     59.3        75.3        65.3       91.8
        Converting                    43.2        38.7        41.5       42.0

  Pulp and Miscellaneous              13.9         4.2        11.5        8.8
                                 ----------- ---------- ----------- ----------
                                     237.1      $230.6       245.5     $272.3
                                 =========== ========== =========== ==========

NET SALES

     The Company's net sales decreased 9.5% to $483.4 million for the six months ended June 30, 1996 as compared to $533.9 million for the same period in 1995. Net sales decreased 15.3% to $230.6 million for the three months ended June 30,1996 as compared to $ 272.3 million for the same period in 1995. The decrease for the six month period of 1996 resulted primarily from a 7.8% decline in volume as compared to the same period in 1995. Average selling price per ton for the six months in 1996 declined 1.8% to $1,046 as compared to $1,065 in 1995. The decrease in sales for the quarter ended June 30, 1996 as compared to the quarter ended June 25, 1995 was principally due to a 12.3% decline in average selling price per ton, coupled with a 3.4% decrease in sales volume.

     Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the six month period ended June 30, 1996 were $117.4, virtually unchanged as compared to the same period in 1995. Sales volume decreased 15,000 tons for the first six months of 1996 compared to 1995. Volume declines were offset by a 12.0% increase in average selling price per ton for the first six months of 1996 over 1995. Net sales of coated groundwood papers decreased $7.7 million in the second quarter of 1996 as compared to the second quarter of 1995, a 12.6% decline. This decrease in sales is due to the combined effect of a 12.0% decrease in volume and a 1% decrease in average selling price.

     Net sales of uncoated printing and publishing papers decreased from $136.3 million for the first six months of 1995 to $124.5 million for the first six months of 1996, a 8.7% decline. Average selling price per ton for the first six months of 1996 declined by $92 (or 8.3%) as compared to the same period in 1995, while 1996 sales volume was consistent with 1995. Net sales of uncoated printing and publishing papers in the second quarter of 1996 were $58.8 million, down $9.6 million from the second quarter of 1995. The decrease in net sales is primarily due to a 16.5% decline in average selling price per ton in the second quarter of 1996 as compared to the second quarter of 1995.

     Food and retail packaging paper net sales totaled $160.0 million during the first six months of 1996, a $20.5 million decline from the same period in 1995. The 11.4% decrease in net sales is the result of a l2,100 ton decrease in sales volume. Average selling price per ton declined by 2.4% during the six month period ended June 30, 1996 compared to the same period in 1995. For the second quarter of 1996, net sales were $75.3 million, down $16.5 million from second quarter 1995. Average selling price per ton in the second quarter of 1996 was $1,270, down 9.7% from the average selling price of $1,406 in the second quarter of 1995. Tons sold in the second quarter of 1996 were down 6,000 from the same period in 1995.

     Net sales of specialty converting papers during the first six months of 1996 were $75.1 million, a 5.4% decrease compared to the first six months of 1995. The decrease is the result of a 6.9% decrease in tons sold in 1996 compared to 1995 partially offset by a 1.5% increase in average selling price per ton. Net sales of specialty converting papers in the second quarter of 1996 totaled $38.7 million, a 7.9% decrease from second quarter 1995 net sales of $42.0 million. Tons sold in the second quarter of 1996 were 43,200, a 4.1% increase over the same period in 1995. However, average selling price per ton in the second quarter of 1996 declined $116 to $896 as compared to $1,0l2 in the second quarter of 1995.

     Net sales of pulp and miscellaneous products decreased to $6.4 million for the six months ended June 30, 1996 as compared to $20.2 million in the same
period in 1995.   Tons sold in the six month period of 1996 decreased to 17,100 tons compared to 22,700 tons in the same period of 1995. This decrease was due primarily to the increased internal use of pulp produced by the Company. In the second quarter, net sales of pulp and miscellaneous products decreased from $8.8 million in 1995 to $4.2 million million in 1996. Tons sold increased to 13,900 in the second quarter of 1996 from 11,500 in the second quarter of 1995.

OPERATING INCOME

                                  Operating Income by    Operating Income by
                                    Sector for the          Sector for the
                                    Quarter Ended          Six Months Ended
                                     (Millions)               (Millions)
                                 ---------------------- ----------------------
                                   June 30,   June 25,   June 30,   June 25,
                                    1996        1995      1996       1995
                                 ----------- ---------- ----------- ----------
Printing and Publishing Papers      $ 8.2      $12.9      $22.1      $26.1
Food and retail packaging             3.7       (1.7)       5.2       (2.8)
Converting                            3.5        3.6        9.5        8.7
Pulp and Miscellaneous               (5.2)       2.8       (6.2)       5.6
                                 ----------- ---------- ----------- ----------
                                    $10.2      $17.6      $30.6      $37.6
                                 =========== ========== =========== ==========


     The Company had operating income of $30.6 million for the six month period in 1996 compared to operating income of $37.6 million for the same period in 1995. In the second quarter of 1996, operating income was $10.2 million, a $7.4 million decline from the second quarter of 1995.

     Operating income for printing and publishing papers decreased to $22.1 million in the six months of 1996 compared to $26.1 million for 1995. The decrease in operating income resulted primarily from the decrease in uncoated paper prices discussed above as well as increased costs of energy and labor due to adverse weather conditions in 1996. Operating income of $8.2 million in the second quarter of 1996 declined by $4.7 million from the second quarter of 1995 primarily because of the 8.3% decline in average selling price discussed above.

     Food and retail packaging operating income increased from a loss of $2.8 million for the first six months of 1995 to a profit of $ 5.2 million in the first six months of 1996. The increase in operating profits is attributable to a 23% decrease in pulp costs and cost reduction initiatives implemented in 1996. The Company's packaging mills are non-integrated and, as a result, operating results generally improve during periods of declining pulp costs. Operating results improved from a loss of $1.7 million in the second quarter of 1995 to income of $3.7 million in the second quarter of 1996. Second quarter 1996 operating results improved as a result of the lower pulp costs and cost reduction initiatives discussed above.

     Operating income for converting papers increased to $9.5 million in the six months of 1996 as compared to $8.7 million in the first six months of 1995. The increase in operating profits is attributable to an increase in tons sold at the Company's cast coating facility which generally produces higher margin products. Operating profits for the second quarter of 1996 were $3.5 million, virtually unchanged from operating profits of $3.6 million in the second quarter of 1995.

     Selling and administrative expenses decreased $3.8 million for the six month period of 1996, compared to the same period in 1995 as a result of cost savings as a stand-alone company. For the second quarter, selling and administrative expenses were down $2.7 million in 1996 compared to 1995.


INTEREST EXPENSE

     Interest expense increased $24.4 million and $12.0 million for the six month and three month periods of 1996, compared to the same periods in 1995 as a result of the borrowings incurred in connection with the Spin-Off (see Liquidity and Sources of Capital).


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

     In connection with the Spin-Off, the Company obtained $250 million in financing through a public offering of Senior Subordinated Notes and $253 million initial borrowing under a $350 million credit facility from a group of banks (collectively, the "Financing"). The net proceeds from the Financing were paid to James River together with $100 million Senior Pay-in-Kind Notes, issued by the Company's Parent, as a return of James River's capital investment.

     Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $40 million has been issued at June 30, 1996) and can be used for general corporate purposes, working capital needs, letters of credit and permitted investments. At June 30, 1996, $7.0 million of the revolving credit was outstanding.

     Principal amounts on the Term Loan A and Term Loan B are due in quarterly installments together with accrued interest. In addition to scheduled repayments, the Company is obligated to make prepayments upon the occurrence of certain events. During June 1996, the Company prepaid $40 million on Term Loan A using proceeds from the sale of certain trade accounts receivable (see below). The Company anticipates that cash flows provided by operating activities will be sufficient to pay its operating expenses and satisfy its debt repayments for the remainder of 1996.

     Cash flows provided by operating activities were $94.7 million for the six months ended June 30, 1996 compared to $57.3 million in the first six months of 1995. The significant increase in operating cash flows is due to the sale of $40 million of trade accounts receivable in June 1996 (see Note 7). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $70.1 million for the first six months of 1996, as compared to $77.7 million in 1995.

     The Company's capital expenditures for the six months ended June 30, 1996 were $37.7 million compared to $22.3 million in the same period in 1995. A fully-integrated pulp and paper mill generally consists of an extensive network of buildings, machines and equipment, which require continual upgrade, replacement, modernization and improvement to remain competitive and meet changing customer preferences and regulatory requirements. The Company's strategic capital plans involve aggregate capital expenditure for the remainder of 1996 of approximately $45 million. These capital expenditures will be financed primarily by cash flows from operations.

     In July 1996, the Company completed an $18 million refinancing of certain industrial revenue bonds issued by the Business Finance Authority of the State of New Hampshire (the "Refunding Bonds"). The Refunding Bonds were issued to refinance certain of the Company's pollution control and solid waste disposal facilities located in the State of New Hampshire. The bonds are due January 1, 2022 and bear interest at 7.75%.

     Also in July 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. Upon sale of the Project Bonds, $2.6 million of proceeds were used to pre-pay Term Loan A and the remaining proceeds were deposited with a trustee to be used by the Company as needed to finance eligible project costs. The Project Bonds bear interest at 7.875% and are due July 1, 2026.

PART II  --  OTHER INFORMATION



ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Ex. 27  Financial Data Schedules

(b)  Reports on Form 8-K --

     Forms 8-K and 8-K/A dated June 25, 1996 and June 28, 1996, respectively, pursuant to Item 4 of such forms (Change in Registrants Certifying Accountant)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PAPER CO.
(Registrant)





/s/ Charles H. Shreve
- -------------------------------------
Charles H. Shreve
Senior Vice President,
Chief Accounting Officer
(Duly Authorized Officer and
Chief Accounting Officer)

August 13, 1996