Form 10-Q
period 1996-09-29
CROWN PAPER CO
filed 1996-11-13
CIK 946820

                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q

                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the Quarterly Period Ended:
                     September 29, 1996 Commission File Number: 33-93494
-------------------------------------------------------------------------------
                                       CROWN PAPER CO.
-------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

             Virginia                                           54-1752385
-------------------------------------------------------------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     300 Lakeside Drive, Oakland, CA                           94612-3592
-------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


             (510) 874-3400
-------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

                                        Not Applicable
-------------------------------------------------------------------------------
                      (Former name, former address, and former fiscal year,
                                 if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes    X        No
                                                    ---------      -----------
Number of shares of no par value common stock outstanding as of the close of business on November 12, 1996:

                     One (1) share which is owned by Crown Vantage Inc.
                     --------------------------------------------------

                                   INDEX
                              CROWN PAPER CO.


PART I:   Financial Information

          Item 1.   Financial Statements

               - Condensed Consolidated Balance Sheets - September 29, 1996 and December 31, 1995.

               - Condensed Consolidated Statements of Operations - Third quarter and nine months ended Septmber 29, 1996 and September 24, 1995.

               - Condensed Consolidated Statements of Cash Flows - Nine months ended September 29, 1996 and September 24, 1995.

               -    Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
ITEM 1  --  FINANCIAL STATEMENTS

                                   CROWN PAPER CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS OF DOLLARS)

ASSETS                                    September 29, 1996  December 31, 1995
                                          ------------------  -----------------
                                                      (UNAUDITED)
Current Assets:
   Cash and cash equivalents                  $   6,203          $    5,335
   Accounts receivable, net                      56,789             106,674
   Inventories                                   96,313             100,422
   Prepaid expenses and other current
      assets                                     18,918               8,832
   Deferred income taxes                         14,899              14,899
                                              ---------            --------
   Total current assets                         193,122             236,162
Property, plant and equipment, net              669,387             668,340
Other assets                                     44,468              39,952
Unamortized debt issue costs                     16,388              16,448
Intangibles, net                                 30,383              31,226
                                              ---------            --------
   Total Assets                                $953,748            $992,128
                                              =========            ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Accounts payable                           $  46,087           $  57,569
   Accrued liabilities                           77,144              81,616
   Current portion of long-term debt              7,308              11,883
                                              ---------           ---------

   Total current liabilities                    130,539             151,068
Long-term debt                                  445,199             469,901
Accrued postretirement benefits other
   than pensions                                101,609             100,358
Accrued pension                                  17,030              14,235
Other long-term liabilities                      11,812              11,341
Deferred income taxes                           108,562             106,379
                                              ---------           ---------
   Total Liabilities                            814,751             853,282
                                              ---------           ---------

Shareholder's Equity:
   Preferred Stock, no par value;
        Authorized - 5,000 shares;
        Issued and outstanding - None
   Common Stock, no par value;
        Authorized - 5,000 shares;
        Issued and outstanding - one (1)
             share at September 29, 1996
             and December 31, 1995.             127,816             125,537
   Minimum pension liability                     (1,311)             (1,311)
   Cumulative foreign currency
       translation adjustment                        61              (1,348)
   Retained earnings                             12,431              15,968
                                              ---------            --------
                                                138,997             138,846
                                              ---------            --------
Total Liabilities and
  Shareholder's Equity                         $953,748            $992,128
                                              ---------            --------
                                              ---------            --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the  Third Quarter (13 weeks) and Nine Months (39 weeks)
               Ended September 29, 1996 and September 24, 1995
                             (IN THOUSANDS OF DOLLARS)

                                    Third Quarter              Nine Months
                              ----------------------       -----------------------
                                 1996        1995           1996            1995
                              ---------     --------       -------        -------
                                     (UNAUDITED)                (UNAUDITED)
Net sales                     $ 221,064     $264,779       $704,481       $798,709
Cost of goods sold              210,319      221,016        638,774        689,207
                              ---------     --------       --------       --------
Gross margin                     10,745       43,763         65,707        109,502
Selling and administrative
  expenses                       13,792       15,398         38,132         43,497
                              ---------     --------       --------       --------
   Operating Income (Loss)       (3,047)      28,365         27,575         66,005
Interest expense                (11,952)      (5,569)       (37,323)        (6,554)
Other income, net                   798           16          2,171            268
                              ---------     --------       --------       --------
   Income (loss) before
       income taxes             (14,201)      22,812         (7,577)        59,719
Provision (benefit) for
        income taxes             (6,672)       8,966         (4,040)        23,729
                              ---------     --------       --------       --------
      NET INCOME (LOSS)         $(7,529)     $13,846        $(3,537)       $35,990
                              ---------     --------       --------       --------
                              ---------     --------       --------       --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   CROWN PAPER CO.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Nine Months (39 weeks)
                   Ended September 29, 1996 and September 24, 1995
                             (IN THOUSANDS OF DOLLARS)

                                                               Nine Months
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
                                                               (UNAUDITED)
Cash Provided by (Used for) Operating Activities:
   Net income (loss)                                     $(3,537)      $ 35,990
   Items not affecting cash:
      Depreciation and cost of timber harvested           57,712         59,244
      Amortization of goodwill and other intangibles         844          1,046
      Other, net                                           5,394          3,472
   Changes in current assets and liabilities:
      Accounts receivable (includes $40,000
         sold in 1996)                                    49,885       ( 10,917)
      Inventories                                          4,109        ( 5,729)
      Other current assets                               (10,546)           423
      Accounts payable                                   (11,483)        10,316
      Other current liabilities                           (2,424)         4,195
   Other, net                                               (277)         4,377
                                                         --------       --------
      Cash Provided by Operating Activities               89,677        102,417
                                                         --------       --------

Cash Used for Investing Activities:
   Expenditures for property, plant and equipment        (58,907)      ( 33,309)
   Other, net                                               (371)             -
                                                         --------       --------
      Cash Used for Investing Activities                 (59,278)      ( 33,309)
                                                         --------       --------
Cash Provided by (Used for) Financing Activities:
   Proceeds from draw down of Revolving Credit           171,000         59,000
   Repayments of Revolving Credit                       (163,000)      ( 25,000)
   Proceeds from issuance of
       Industrial Revenue Bonds
       less underwriting costs                            12,100              -
   Proceeds from issuance of
      Term Notes                                               -        190,592
   Proceeds from issuance of
      Subordinated Notes                                       -        242,500
   Repayments of Term Loans and other long-term debt     (49,631)         ( 720)
   James River capital withdrawal                              -      ( 533,126)
                                                         --------       --------
      Cash Used for Financing Activities                 (29,531)      ( 66,754)
                                                         --------       --------
Increase in cash and cash equivalents                        868          2,354
Cash and cash equivalents at beginning of period           5,335         12,435
                                                         --------       --------
Cash and cash equivalents at end of period                $6,203       $ 14,789
                                                         --------       --------
                                                         --------       --------

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

     The accompanying unaudited condensed financial statements include the consolidated operations, assets and liabilities of the Company for the three months and nine months ended September 29, 1996 and the combined historical operations, assets and liabilities of the Predecessor Business while a part of James River for the three months and nine months ended September 24, 1995. For simplicity of presentation, these financial statements are referred to as consolidated financial statements herein.

     The condensed consolidated financial statements for the quarter and nine months ended September 24, 1995 have been prepared as if the Company had operated as an independent stand-alone entity, except the Company generally did not have significant borrowings, and there was no allocation of James River's consolidated borrowings, and related interest expense, except for interest capitalized as a component of properties. During the period ended September 24, 1995, the Company engaged in various transactions with James River and its affiliates that are characteristic of a group of companies under common control. Throughout this period, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements were met by James River. The Company was charged by James River for direct costs and expenses associated with its operations which have been included in cost of goods sold or selling and administrative expenses, as appropriate. James River's administrative costs not directly attributable to the Company, which historically had not been allocated, have been allocated to the Company for the quarter and nine months ended September 24, 1995 based on net sales and are included in selling and administrative expense.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 31, 1995 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 29, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Paper Co.'s Form 10-K for the year ended December 31, 1995.

     The Company adopted Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") in the first quarter of 1996. Adoption of Statement of Financial Accounting Standards No. 121 did not have a material effect on the Company's financial position or results of operations.

NOTE 3  --  INCOME TAX

     The income tax benefits for the quarter and nine months ended September 29, 1996 have been provided at the Company's estimated tax rate of 39.75%. A substantial portion of the benefit will be realized by recovery of taxes paid in 1995. In addition, the Company recognized a benefit of approximately $1.0 million in the third quarter for reduction of estimated taxes payable for 1995.

     Historically, the Company has been included in the consolidated federal and combined/unitary state income tax returns of James River. Income taxes in the consolidated financial statements for the quarter and nine months ended September 24, 1995 represent the Company's share of James River's income tax provision which is intended to approximate the amount which would have been recognized had the Company filed separate income tax returns.


NOTE 4  --  LONG TERM DEBT

Consolidated long-term debt consists of the following:

                                                     September 29    December 31
                                                         1996            1995
                                                     ------------    -----------
                                                       (IN THOUSANDS OF DOLLARS)
          Bank Credit Facility:
               Revolving credit, due 2002                 $18,000      $  10,000
               Term Loan A, due 2002                       50,953         97,500
               Term Loan B, due 2003                       99,250         99,750
                                                         --------      ---------
                                                          168,203        207,250
          11% Senior Subordinated Notes, due 2005         250,000        250,000
          Industrial Revenue Bonds, payable to 2026        34,304         24,182
          10% Note, payable in 1996                             -            352
                                                         --------      ---------
                                                          452,507        481,784
          Less current portion                              7,308         11,883
                                                         --------      ---------
                                                         $445,199       $469,901
                                                         ========      =========

     In June 1996, the Company prepaid $40 million on Term Loan A using proceeds obtained through the sale of certain accounts receivable (Note 7).

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

     Also in July 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. The proceeds from the sale of Project Bonds are to be used to finance eligible project costs. An amount equivalent to 50% of proceeds are to be prepaid to the Term Loans. Upon sale, $2.6 million, equivalent to 50% of proceeds, was prepaid on Term Loan A and an additional $4.0 million was deposited in an interest bearing account with a trustee to be drawn as needed to finance additional project costs. The Project Bonds bear interest at 7.875% and are due July 1, 2026.

     Maturities of long-term debt (after giving effect to the prepayments of Term Loan A) for the next five fiscal year ends are: 1997 - $7.9 million; 1998
- $9.3 million;  1999 - $9.3 million;  2000 - $9.6 million; and 2001 - $22.2 million.


NOTE 5  --  INVENTORIES

                                      September 29, 1996      December 31, 1995
                                      ------------------      -----------------
                                               (IN THOUSANDS OF DOLLARS)
Raw material                                $25,993               $ 37,238
Work in process                               5,709                  5,856
Finished goods                               42,228                 40,745
Stores and supplies                          34,722                 35,141
                                            -------               --------
                                            108,652                118,980
Reduction to state inventories at
last-in, first-out cost                     (12,339)               (18,558)
                                            -------                --------
                                            $96,313               $100,422
                                            =======               ========

NOTE 6  --  LITIGATION AND ENVIRONMENTAL MATTERS

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

     In addition, the Company has been identified as a potentially responsible party, along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 20 sites in the United States. It is the Company's policy to accrue remediation costs when it is probable that such costs will be incurred and when they can be reasonably estimated. Estimates of future response costs are necessarily imprecise due to, among other things, the possible identification of presently unknown sites and the allocation of costs among potentially responsible parties with respect to any such sites. However, based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $10.9 million and $11.0 million at September 29, 1996 and December 31, 1995 respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Although the Company has accrued cleanup and remediation liabilities currently, expenditures generally are paid over an extended period of time, in some cases as long as 30 years. While it is not feasible to predict the outcome of all environmental liabilities, based on the most recent review by management of these matters, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial position of the Company.

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

     Proceeds from the sale, which are reported as operating cash flows in the condensed consolidated statement of cash flows, were used to prepay $40 million of long-term debt. The proceeds from the initial and subsequent sales are less than the face amount of the undivided interests in accounts receivable sold. The discount from the face amount, which totaled $923,000 through September 1996, is included in selling and administrative expenses in the condensed consolidated statement of operations.

NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENT

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No.125 is effective for transactions occurring after December 31, 1996. The Company does not believe that adoption of SFAS No. 125 will have a material adverse effect on its financial position or results of operations.

NOTE 9  --  SUPPLEMENTAL UNAUDITED PRO FORMA CONDENSED STATEMENT
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


                                         Nine Months Ended
                                         September 24, 1995
                            ----------------------------------------------
                                            Pro forma
                            Historical      Adjustments       Pro forma
                            ----------      -----------      ----------
                                      (IN THOUSANDS OF DOLLARS)
Net sales                   $798,709          $  (750)(a)      $797,959
Less:
Cost of goods sold           689,207            1,393 (b)       690,600
                            --------          -------          --------
Gross margin                 109,502           (2,143)          107,359
Selling and administrative
        expenses              43,497                             43,497
                            --------          -------          --------
    Operating Income          66,005           (2,143)           63,862
Interest expense              (6,554)         (32,351)(c)       (38,905)
Other income                     268                                268
                            -------           -------          --------
Income before income taxes    59,719          (34,494)           25,225
Provision for income taxes    23,729           13,418)(d)        10,311
                            --------          -------          --------
    NET INCOME               $35,990         $(21,076)          $14,914
                            ========         ========          ========

                                            Three Months Ended
                                            September 24, 1995
                               -------------------------------------------
                                                Pro forma
                               Historical       Adjustments      Pro forma
                               ----------       -----------      ---------
                                         (IN THOUSANDS OF DOLLARS)
Net sales                        $264,779          $(250)(a)     $264,529
Less:
Cost of goods sold                221,016            464 (b)      221,480
                                 ---------       -----------     ----------
Gross margin                       43,763           (714)          43,049
Selling and administrative
 expenses                          15,398                          15,398
                                 ---------       -----------     ----------
   Operating Income                28,365           (714)          27,651
Interest expense                   (5,569)        (7,855)(c)      (13,424)
Other income                           16                              16
                                 ---------       -----------     ----------
Income before income taxes         22,812         (8,569)          14,243
Provision for income taxes          8,966          3,333 (d)        5,633
                                 ---------       -----------     ----------
    NET INCOME                    $13,846        $(5,236)          $8,610
                                 =========       ===========     ===========

(a) Historically, the Company has produced approximately 38,000 tons of creped paper for converting to toweling for sale to James River's Consumer Products Business at the Company's cost to produce. In connection with the Spin-Off, the Company has entered into a product supply agreement whereby the Company will supply to James River creped paper for converting to toweling amounting to up to 20,000 tons annually at an agreed upon price. The financial effect of this agreement would have decreased each of net sales and income before income taxes by approximately $750,000 for the nine
     months of 1995 and $250,000 for the three months of 1995.    The Company
     will utilize the remaining 18,000 tons of capacity as it deems appropriate. No adjustment has been made in the pro forma statements with respect to the Company's utilization of this remaining capacity.

(b) Historically, when the Company has purchased pulp from facilities within James River, the purchase price of the pulp was reflected at existing published prices less a discount ranging from 0% to 9% based upon a combination of prevailing market prices and volumes purchased. Beginning August 28, 1995, based upon a three year Pulp Purchase Agreement entered into by the Company and James River, the price of such pulp purchases will be at existing published prices less a discount ranging from 0% to 6% based upon a combination of prevailing market prices and volumes purchased. The effect of this agreement, if it was consummated at the beginning of the period presented, would have increased cost of goods sold by approximately $1,393,000 for the nine months of 1995 and $464,000 for the three months of 1995.

(c) Reflects pro forma increases in the Company's interest expense assuming that amounts outstanding in 1996 with respect to the Senior Subordinated Notes and borrowings under the Bank Credit Facility were outstanding during the corresponding period in 1995. Pro forma interest expense also includes line of credit fees, guaranty fees for IRB's and commitment fees on the unused portion of the Revolver for the periods presented. Included in pro forma interest expense is the amortization of the pro rata portion of debt issue costs related to the Financings which will be amortized over the lives of the related indebtedness. Variable rate debt of the Company is subject to ongoing interest rate fluctuations. The effect of a 1% increase in the interest rate on these borrowings would have the impact of increasing interest expense by approximately $1.3 million for the nine months of 1995 and $.7 million for the three months of 1995.

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

     The following management's discussion and analysis of certain significant factors affecting the Company's results of operations during the periods included in the accompanying condensed consolidated statements of operations and changes in the Company's financial condition since December 31, 1995 is made on a historical basis. Historical results of Crown Paper Co. include the actual operations of the Company for the three months and nine months ended September 29, 1996, and the combined historical operations of the Predecessor Business while a part of James River for the three months and nine months ended September 24, 1995. James River provided certain corporate general and administrative services to the Company prior to the Spin-Off. These overhead costs for the quarter and nine months ended September 24, 1995 have been allocated to the Company based upon net sales and are included in selling and administrative expenses.

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

RESULTS OF OPERATIONS

     The Company's net sales for each business sector as well as pulp and miscellaneous, are as follows:

                                     Net Sales and Tonnage by Sector
                                        for the Nine Months Ended
                                September 29, 1996       September 24, 1995
                              -----------------------   -----------------------
                                  Tons        Sales        Tons        Sales
                              -----------  ----------   -----------  ----------
                              (thousands)  (millions)   (thousands)  (millions)
Printing and Publishing Papers
      Coated groundwood          193.4      $ 170.6       208.7      $ 185.6
      Uncoated                   181.9        181.1       180.1        202.0
Specialty Papers
      Food and retail packaging  176.9        229.7       189.2        264.6
      Converting                 125.3        112.5       122.4        116.7
Pulp and Miscellaneous            28.7         10.6        34.9         29.8
                              -----------  ----------   -----------  ---------
                                 706.2      $ 704.5       735.3      $ 798.7
                              ===========  ==========   ===========  =========

                                         Net Sales and Tonnage by Sector
                                             for the Quarter Ended
                                  September 29, 1996       September 24, 1995
                               ----------------------   ----------------------
                                  Tons        Sales        Tons        Sales
                               -----------  ---------   ----------- ----------
                               (thousands)  (millions)  (thousands) (millions)
Printing and Publishing Papers
      Coated groundwood            69.4       $ 53.2        69.7       $ 68.1
      Uncoated                     60.1         56.6        57.7         65.7
Specialty Papers
      Food and retail packaging    57.7         69.7        57.9         84.1
      Converting                   44.6         37.4        36.3         37.3
Pulp and Miscellaneous             11.6          4.2        12.2          9.6
                                ----------   ----------  -----------  ----------
                                  243.4       $221.1       233.8       $264.8
                                ==========   ==========  ===========  ==========

                                   13

NET SALES

     The Company's net sales decreased 11.8% to $704.5 million for the nine months ended September 29, 1996 as compared to $798.7 million for the same period in 1995. Net sales decreased 16.5% to $221.1 million for the three months ended September 29, 1996 as compared to $ 264.8 million for the same period in 1995. The decrease for the nine month period of 1996 resulted primarily from a 8.2% decline in average selling price per ton for the nine months in 1996 as compared to 1995. The decrease in sales for the quarter ended September 29, 1996 as compared to the quarter ended September 24, 1995 was also attributable to a decline in average selling price per ton which totalled 19.8%, partially offset by a 4.1% increase in sales volume.

     Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the nine month period ended September 29, 1996 were $170.6 million, a 8.1% decline as compared to the same period in 1995. Sales volume decreased 15,300 tons for the first nine months of 1996 compared to 1995, while the average price per ton decreased only slightly from $889 in 1995 to $882 in 1996. Net sales of coated groundwood papers decreased $15.0 million in the third quarter of 1996 as compared to the third quarter of 1995, a 21.9% decline. While demand remained strong in the third quarter of 1996, the average price per ton decreased by 21.5% to $767 as compared to the
third quarter of 1995 average price per ton of $977.   A continued overhang of
coated groundwood paper inventory at the customer level suppressed prices in the third quarter of 1996 despite improvements in demand from earlier in the year.

     Net sales of uncoated printing and publishing papers decreased from $202.0 million for the first nine months of 1995 to $181.1 million for the first nine months of 1996, a 10.4% decline. Average selling price per ton for the first nine months of 1996 declined by $126 or 11.2% as compared to the same period in 1995, while 1996 sales volume was slightly improved over 1995. Net sales of uncoated printing and publishing papers in the third quarter of 1996 were $56.6 million, down $9.1 million from the third quarter of 1995. The decrease in net sales is primarily due to a 17.2% decline in average selling price per ton in the third quarter of 1996 as compared to the third quarter of 1995, partially offset by a 4.1% increase in tons sold.

     Food and retail packaging paper net sales totaled $229.7 million during the first nine months of 1996, a $34.9 million decline from the same period in 1995. The 13.2% decrease in net sales is the result of a l2,300 ton decrease in sales volume, coupled with a $99 per ton (7.1%) decline in average selling price per ton during the nine month period ended September 29, 1996 compared to the same period in 1995. For the third quarter of 1996, net sales were $69.7 million, down $14.4 million from third quarter 1995. Average selling price per ton in the third quarter of 1996 was $1,207, down 16.9% from the average selling price per ton of $1,453 in the third quarter of 1995. Demand for food and retail packaging papers was virtually unchanged quarter to quarter with sales volume of 57,700 tons in the third quarter of 1996 as compared to 57,900 tons in the third quarter of 1995.

     Net sales of specialty converting papers during the first nine months of 1996 were $112.5 million, a 3.6% decrease compared to the first nine months of 1995. The decrease is the result of a 5.8% decrease in average selling price per ton, partially offset by a 2.4% increase in tons sold . Net sales of specialty converting papers in the third quarter of 1996 totaled $37.4 million, as compared to net sales of $37.3 million in the third quarter of 1995. Tons sold in the third quarter of 1996 were 44,600, a 22.9% increase over the same period in 1995. However, average selling price per ton in the third quarter of 1996 declined $189 to $838 as compared to $1,027 in the third quarter of 1995.

     Net sales of pulp and miscellaneous products decreased to $10.6 million for the nine months ended September 29, 1996 as compared to $29.8 million in the
same period in 1995.   Tons sold in the nine month period of 1996 decreased to
28,700 tons compared to 34,900 tons in the same period of 1995. This decrease was due primarily to the increased internal use of pulp produced by the Company. The average sales price per ton in the first nine months of 1996 was $368, a 57.0% decrease from the same period in 1995. In the third quarter, net sales of pulp and miscellaneous products decreased from $9.6 million in 1995 to $4.2 million in 1996. Tons sold decreased to 11,600 in the third quarter of 1996 from 12,200 in the third quarter of 1995. During the third quarter of 1996, the average sales price per ton decreased 54.5% to $357 as compared to $783 in the third quarter of 1995.

OPERATING INCOME

                 Operating Income by  Sector      Operating Income by Sector
                   for the Quarter Ended           for the Nine Months Ended
                ------------------------------  -------------------------------
                Sept. 29, 1996  Sept. 24, 1995  Sept. 29, 1996  Sept. 24,  1995
                --------------  --------------  --------------  ---------------
                         (Millions)                       (Millions)
Printing and
  Publishing
  Papers            $ (1.5)     $  22.5             $  20.6        $  48.6
Food and
  retail
  packaging           (1.3)        (5.9)                3.9           (8.7)
Converting             1.2          6.6                10.7           15.3
Pulp and
  Miscellaneous       (1.4)         5.2                (7.6)          10.8
                    -------     -------             -------        --------
                    $ (3.0)     $  28.4             $  27.6        $  66.0
                    -------     -------             -------        --------
                    -------     -------             -------        --------

     The Company had operating income of $27.6 million for the nine month period in 1996 compared to operating income of $66.0 million for the same period in 1995. In the third quarter of 1996, the Company had an operating loss of $3.0 million, as compared to operating income of $28.4 million in the third quarter of 1995.

     Operating income for printing and publishing papers decreased to $20.6 million in the nine months of 1996 compared to $48.6 million for 1995. The decrease in operating income resulted primarily from the 11.2% decrease in uncoated paper prices discussed above as well as the 15,300 ton decrease in coated groundwood sales during the first nine months of 1996 as compared to 1995. The operating loss for printing and publishing papers was $1.5 million in the third quarter of 1996 as compared to $22.5 million of operating income in the third quarter of 1995. The decrease in operating income was primarily because of the 21.5% decline in average selling price per ton for coated groundwood papers discussed above.

     Food and retail packaging operating income increased from a loss of $8.7 million for the first nine months of 1995 to a profit of $ 3.9 million in the first nine months of 1996. The increase in operating profits is attributable to a 30% decrease in pulp costs and cost reduction initiatives implemented in
1996.   The Company's packaging mills are non-integrated and, as a result, operating results generally improve during periods of declining pulp costs. Operating results improved from a loss of $ 5.9 million in the third quarter of 1995 to a loss of $1.3 million in the third quarter of 1996. Third quarter 1996 operating results improved as a result of the lower pulp costs and cost reduction initiatives.

     Operating income for converting papers decreased to $10.7 million in the nine months of 1996 as compared to $15.3 million in the first nine months of 1995. The decrease in operating profits is attributable to a 1l.7% decrease in average selling price per ton at the Company's specialty converting facility. This decrease was partially offset by a 6,400 ton increase in tons sold at the Company's cast coating facility which generally produces higher margin products. Operating profits for the third quarter of 1996 were $1.2 million, as compared to operating profits of $6.6 million in the third quarter of 1995. The decrease in average selling price per ton discussed above resulted in the $5.4 million decrease in operating profits.

     Selling and administrative expenses decreased $5.4 million for the nine month period of 1996 compared to the same period in 1995 as a result of certain cost reduction initiatives underway. For the third quarter, selling and administrative expenses were down $1.6 million in 1996 compared to 1995 for the same reasons.

INTEREST EXPENSE

     Interest expense increased $30.8 million and $6.4 million for the nine month and three month periods of 1996, compared to the same periods in 1995 as a result of the borrowings incurred in connection with the Spin-Off (see Liquidity and Sources of Capital).

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

     Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $42 million has been used at September 29, 1996) and can be used for general corporate purposes, working capital needs, letters of credit and permitted investments. At September 29, 1996, $18.0 million of the revolving credit was outstanding and $90 million was available if needed.

     Principal amounts on the Term Loan A and Term Loan B are due in quarterly installments together with accrued interest. In addition to scheduled repayments, the Company is obligated to make prepayments upon the occurrence of certain events. During June 1996, the Company prepaid $40 million on Term Loan A using proceeds from the sale of certain trade accounts receivable. Term Loan A was further prepaid $2.6 million, an amount equivalent to 50% of proceeds from the issuance of bonds (see below). The Company anticipates that cash flows provided by operating activities will be sufficient to pay its operating expenses and satisfy its debt repayments for the remainder of 1996.

     Cash flows provided by operating activities were $89.7 million for the nine months ended September 29, 1996 compared to $102.4 million in the first nine months of 1995. Operating cash flows were increased by $40 million as a result of the sale of certain trade accounts receivable in June 1996 (see Note 7). Earnings before interest, taxes, depreciation and amortization (EBITDA) were $88.3 million for the first nine months of 1996, as compared to $126.6 million in 1995.

     The Company's capital expenditures for the nine months ended September 29, 1996 were $58.9 million compared to $33.3 million in the same period in 1995. A fully-integrated pulp and paper mill generally consists of an extensive network of buildings, machines and equipment, which require continual upgrade, replacement, modernization and improvement to remain competitive and meet changing customer preferences and regulatory requirements. The Company's strategic capital plans involve aggregate capital expenditure for the remainder of 1996 of approximately $24 million. These capital expenditures will be financed primarily by cash flows from operations.

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

     Also in July 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. The proceeds from the sale of Project Bonds are to be used to finance eligible project costs. An amount equivalent to 50% of proceeds are to be prepaid to the Term Loans. Upon sale, $2.6 million, an amount equivalent to 50% of proceeds, was prepaid on Term
Loan A and an additional $4.0 million was deposited in an interest bearing account with a trustee to be drawn as needed to finance additional project costs. The Project Bonds bear interest at 7.875% and are due July 1, 2026.

PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Ex. 3(ii) Restated Bylaws of Crown Paper Co. (as amended July 31, 1996)
                (Electronic Filing Only)

      Ex. 27.   Financial Data Schedule (Electronic Filing Only)


(b)   Reports on Form 8-K
      None--

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PAPER CO.
(Registrant)



/s/ Charles H. Shreve
------------------------------
Charles H. Shreve
Senior Vice President,
Chief Accounting Officer
(Duly Authorized Officer and
Chief Accounting Officer)

November 12, 1996