Form 10-K
period 1996-12-31
CROWN PAPER CO
filed 1997-03-31
CIK 946820

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 29, 1996
                                       or
[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        Commission file number:  33-93494

                                 CROWN PAPER CO.
             (Exact name of registrant as specified in its charter)

                VIRGINIA                               54-1752385
                --------                               ----------
        (State of incorporation)          (I.R.S. Employer Identification No.)

 300 LAKESIDE DRIVE, OAKLAND, CALIFORNIA               94612-3592
 ---------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  (510) 874-3400

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  [ X ]      No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ X ] Not Applicable

     All of the outstanding shares of the registrant's capital stock are owned by Crown Vantage Inc.

     As of March 4, 1997, 1 (one) share of Common Stock of the registrant was outstanding.

     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART 1


ITEM 1.  BUSINESS

GENERAL

Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper Co.") is a wholly-owned subsidiary of Crown Vantage Inc. Crown Vantage Inc. (the "Parent" or "Crown Vantage") became an independent company after the Board of Directors of James River Corporation of Virginia ("James River") approved the spin-off of assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business (collectively the "Predecessor Business"). As of the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Parent (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Parent's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Parent's common stock were issued and began trading on NASDAQ on August 28, 1995.

James River transferred to the Company certain assets of the Predecessor Business and the Company assumed certain related liabilities from James River. In addition, the Company received $250 million in cash through a public offering of Senior Subordinated Notes and $253 million from initial borrowings under credit facilities with certain banks (collectively, the "Financing"). The proceeds from the Financing after payment of expenses and retention of $1.2 million cash ($485 million) were paid to James River together with $100 million Senior Pay-in-Kind Notes issued by the Parent, as a return of James River's capital investment. The Distribution, transfer of assets and liabilities, Financing, and return of capital are collectively referred to as the "Spin-Off."

Also in connection with the Spin-Off, the Company entered into a Contribution Agreement and certain transition agreements with James River. The Company has relied on such agreements for certain services, and the supply of a portion of the products necessary to conduct the Company's manufacturing business, generally over terms of one to three years from the Spin-Off, at agreed to prices consistent with market terms.

The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (E.G. annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates. In total, the Company operates 11 facilities using 33 diverse paper machines.

The Company believes that its broad manufacturing capabilities allow it to offer a wider range of products and basis weights than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the sectors in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and because there are fewer substitutes for these products.

The Company has implemented a business strategy that builds on Crown Paper Co.'s unique strengths and technical expertise and that further differentiates it from other paper producers. The Company's objectives are to enhance its position as a leading supplier of value-added paper products to target markets, and to continue to pursue cost reductions and manufacturing efficiencies to maximize profitability. The elements of the Company's business strategy to accomplish such objectives are to: i) accelerate the introduction of additional value-added papers into the Company's mix; ii) obtain market share with innovative new products; iii) add value through high levels of customer service and product quality; and iv) reduce costs and improve productivity.

BUSINESS SECTORS AND END USE MARKETS

PRINTING AND PUBLISHING PAPERS

The Company's coated groundwood papers are produced at its fully integrated (i.e. pulp is manufactured on site) facility in St. Francisville, Louisiana. These papers are produced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising supplements. The strength of the coated groundwood market is largely driven by the health of the retail market and is correlated with advertising expenditures. During 1996, the Company completed its rebuild of the number 1 coated paper machine at the St. Francisville, Louisiana Mill. The rebuild is expected to increase capacity for publication papers by approximately 27,000 tons annually.

Uncoated printing and publishing papers are manufactured at the Company's fully integrated facilities in Berlin and Gorham, New Hampshire. Customer end-use products within the uncoated printing and publishing paper category include stationery, custom business forms, books and manuals, annual reports and other forms of corporate communications. Crown Paper Co. also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Massachusetts; Newark, Delaware; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. Demand for uncoated printing and publishing papers is correlated with economic cycles, since these papers are predominantly used in business related activities and commercial printing. However, the Company's specialty niches within the uncoated printing and publishing paper category make Crown Paper Co. less susceptible to economic cycles.

SPECIALTY PAPERS

Crown Paper Co. manufactures and sells specialty papers for use in food and retail packaging. The Company's products, which are concentrated in niche markets for coated and uncoated papers within the specialty packaging industry, are used by its customers to produce items such as multi-wall bags for pet foods, food service papers, labels and cereal liners. The Company's specialty packaging business is principally driven by consumer spending trends and has historically exhibited less cyclicality to general economic trends as compared to producers of papers for other end-use products. The Company's specialty papers are produced at non-integrated facilities in Port Huron and Parchment, Michigan and Milford, New Jersey.

Crown Paper Co. manufactures specialty converting papers at its fully integrated facility in St. Francisville, Louisiana. In order to meet customer-specific requirements, the Company imparts technical qualities to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, disposable medical gowns, and bacon board. Converting papers also includes the Company's cast-coating operations in Richmond, Virginia, which provide cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications. The unique or unusual characteristics of the Company's specialty converting papers make substitution by customers difficult or otherwise undesirable, mitigating cyclicality.

MARKET PULP SALES AND PURCHASES

In 1996, the Berlin-Gorham, New Hampshire facility sold approximately 43,000 tons of pulp. The Company also purchases pulp to supply non-integrated mills, to obtain species not produced by the Company, and to minimize transportation costs. The Company purchased approximately 261,000 tons of pulp in 1996.

ITEM 2. PROPERTIES

The Company owns and operates three pulp mills, eight paper mills and one cast-coating facility in the United States and two paper mills in Scotland. The following table summarizes the location, 1996 volumes and pertinent production characteristics of each facility. The Company's bank credit facility is collateralized by substantially all of the Company's assets, including the facilities listed below.


                                                                                   COATED AND UNCOATED
                    COATED                   UNCOATED                               FREESHEET PAPERS
                    GROUNDWOOD               FREESHEET                     ----------------------------------------
                    PRINTING AND             PRINTING AND                  SPECIALTY                SPECIALTY
                    PUBLISHING               PUBLISHING                    PACKAGING                CONVERTING
                    ----------               ----------                    ---------                ----------

FACILITIES:         St. Francisville, LA     Berlin and Gorham, NH         Port Huron, MI           St. Francisville, LA
                                             Guardbridge, Scotland         Parchment, MI            Richmond, VA (b)
                                             Dalmore, Scotland             Milford, NJ              Berlin and
                                             Adams, MA                                              Gorham, NH (c)
                                             Newark, DE
                                             Ypsilanti, MI

1996 SALES
VOLUMES:            258,000 tons             240,000 tons (a)              239,000 tons             168,000 tons (c)

PRIMARY
PRODUCTION:         No. 4, No. 5 medium      Custom forms papers,          Grease resistant         Coffee filters,
                    to heavy weight          text, cover and               paper, labels,           cup and plate
                    grades for magazines     writing grades,               multi-wall bags          stock and cast-
                    and catalogs             security papers               and other                coated board
                                             and specialty                 packaging and
                                             applications                  specialty applications

SPECIAL             Coating, calendering     Calendering,                  Coating, waxing,         Calendering, cast-
PRODUCTION                                   watermarks,                   calendering,             coating, sheeting
CAPABILITIES:                                sheeting, embossing           chemical treatment

PAPER MACHINES      2 Paper machines with    14 paper machines,            14 paper machines,       3 paper machines, 4
AND RELATED         on-machine coating, 4    assorted sheeters,            3 with on-machine        cast-coating machines,
EQUIPMENT:          off-machine super        rewinders and                 coating and hot/soft     4 sheeters
                    calenders                embossers                     calendering, 3 with
                                                                           on-machine waxers,
                                                                           3 off-machine coaters,
                                                                           6 off-machine waxers

(a)     Does not include 43,000 tons of market pulp sold by the
        Company's Berlin-Gorham facility.
(b)     The Richmond facility does not produce paper but provides cast-
        coating capabilities for the production of coated   paperboard.
(c) Includes 29,000 tons of toweling manufactured and sold by the Company's Berlin-Gorham facility.

ITEM 3.  LEGAL PROCEEDINGS


In 1994, the Company filed a suit against the City of Berlin, New Hampshire relating to an approximately $107 million increase from 1992 to 1994 of the City's assessed value of the Berlin portion of the Berlin-Gorham facility. The increased assessed value resulted in an annual increase in property taxes of approximately $2.5 million. The Company is seeking abatement of the tax increase on the grounds that the City's valuations are excessive, and that New Hampshire law exempts certain income producing equipment, such as the chemical recovery unit, from property taxation. In April 1996, the trial court affirmed most of the City's positions. The Company has appealed the trial court decision to the New Hampshire Supreme Court, which has agreed to hear the matter.

The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws with respect to alleged past disposal of wastes at approximately 18 sites in the United States. The Company has settled or resolved past actions related to certain of these sites at minimal cost, has concluded that it has no liability with regards to other sites, and is participating in investigations and cleanups at other sites for which it has received notification. In most cases, the Company is one of many PRPs and the alleged contribution to these sites has been minor. In certain cases, the Company cannot predict with reasonable certainty the total response and remedial costs, the Company's share of the total costs, the amounts of contributions from other PRPs, the time necessary to complete the cleanups, or the availability of reimbursement from insurance coverage. For those sites where a range of potential liability has been determined, the Company has established reserves it believes appropriate. Based on its investigation and cleanup experience and the number of other solvent PRPs, the Company does not currently believe that its share of the costs of investigation and remediation of currently known sites will have a material effect on its financial condition. However, because of uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the results of operations in a given fiscal quarter or year. In addition, as is the case with most manufacturing companies and many other companies, there can be no assurance that the Company will not be named as a potentially responsible party at additional sites in the future or that the costs associated with such additional sites would not be material.

The Michigan Department of Natural Resources has notified the Company that it intends to take enforcement action under the Michigan Water Resources Act arising out of a number of exceedances of the effluent limitation for Biological Oxygen Demand at Parchment. The Company has completed construction to upgrade the wastewater treatment plant in order to eliminate future exceedances. It is possible that the state will seek penalties from the Company.

In addition to the matters described above, the Company is a party to routine litigation, arbitrations and proceedings incidental to its business, the disposition of which is not expected to have a material adverse effect on the Company's business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Inapplicable


ITEM 6.  SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction J.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted in accordance with General Instruction J. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" preceding the Consolidated Financial Statements (Item 8).


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Information concerning the Company's change in accountants is included in the Company's current reports on Forms 8-K and 8-K/A dated June 25, 1996 and June 28, 1996, respectively, which are incorporated herein by reference.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted in accordance with General Instruction J.

ITEM 11.  EXECUTIVE COMPENSATION

Omitted in accordance with General Instruction J.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted in accordance with General Instruction J.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction J.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS.   The report of independent auditors as of
December 29, 1996 and for the year then ended and the following consolidated financial statements of the Company are included in this Form 10-K at the page numbers indicated below. The report of independent accountants as of December 31, 1995 and for the two years then ended is included herein as Exhibit 23.


                                                                        Page in
                                                                       Financial
                                                                      Statements
                                                                      ----------
Report of Independent
Auditors..........................................................         5
Consolidated Statements of Operations - Years Ended December 29,
     1996, December 31, 1995 and December 25, 1994................         6
Consolidated Balance Sheets- December 29, 1996 and
     December 31, 1995............................................         7
Consolidated Statements of Cash Flows - Years Ended December 29,
      1996, December 31, 1995 and December 25, 1994...............         8
Consolidated Statement of Changes in Equity - Years Ended
     December 29, 1996, December 31, 1995 and December 25, 1994...         9
Notes to Consolidated Financial
Statements........................................................         10


(a)(2) FINANCIAL STATEMENT SCHEDULES.

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.


(a)(3) EXHIBITS

All exhibits, including those incorporated by reference:

Exhibit
  No.                              Description
-----                              -----------

  2.1(1) Form of Contribution Agreement among Crown Paper Co. ("Crown Paper"), Crown Vantage, Inc. ("Crown Vantage"), James River Corporation of Virginia ("JRC") and James River Paper Company, Inc. ("James River Paper")
  3.1(1)  Articles of Incorporation of Crown Vantage
  3.2(4) Articles of Amendment to the Articles of Incorporation dated May 13, 1996 and July 31, 1996
  3.3(5)  Restated Bylaws of Crown Vantage
  3.4(1)  Articles of Designation for Preferred Shares, Series A
  4.1(1) Form of Rights Agreement between Crown Vantage and Norwest Bank Minnesota, N.A., as Rights Agent
10.1(1) Form of Tax Sharing Agreement among JRC, James River Paper, Crown Vantage and Crown Paper
10.2(1) Form of Berlin Product Supply Agreement between James River Paper and Crown Paper
10.3(1)   Form of Pulp Purchase Agreement between James River Paper and Crown
          Paper

10.4(1) Form of Pulp Sales Transition Agreement between James River Paper and Crown Paper
10.5(1) Form of Transition Services Agreement between James River Paper and Crown Paper
10.6(1) Form of Technical Services Agreement between James River Paper and Crown Paper
10.7(1) Form of Information Technology Services Agreement between James River Paper and Crown Paper
10.8(1) Form of Environmental Services Agreement between James River Paper and Crown Paper
10.9(1) Form of Offices Sharing Agreement between James River Paper and Crown Paper
10.10(1) Form of Pulp Technology Services Agreement between James River Paper and Crown Paper
10.11(1) Form of Cottonwood Pedigreed Plant Material Agreement between James River Paper and Crown Paper
10.12(1) Form of St. Francisville Product Supply Agreement (Consumer Products Business) between James River Paper and Crown Paper
10.13(1) Form of St. Francisville Product Supply Agreement (Packaging Business) between James River Paper and Crown Paper
10.14(1) Form of Landfill Agreement between James River Paper and Crown Paper 10.15(1) Form of Allocation Agreement among JRC, James River Paper and Crown
          Paper
10.16(1) Form of Packaging Papers Product Supply Agreement between James River Paper and Crown Paper
10.17(1) Form of Naheola Product Supply Agreement between James River Paper and Crown Paper
10.18(1)  Form of Confidentiality Agreement between JRC and Crown Paper
10.19(1) Form of St. Francisville Wood Chip Supply Agreement between James River Paper and Crown Paper
10.20(1) Form of St. Francisville Roundwood Supply and Cutting Rights Agreement between James River Paper and Crown Paper
10.21(1) Form of Northeast Roundwood Supply Agreement between James River Paper and Crown Paper
10.22(1) Form of Pension Funding Agreement among Crown Paper, Crown Vantage and James River
10.23(1) Form of Guaranty Support Agreement among Crown Paper, Crown Vantage and James River
10.24(1) Forms of KVP Parchment Lease and KVP Parchment Services Agreement, between Crown Paper and James River
10.25(1)  Form of Eureka Trademark Agreement
10.26(1)  Form of  Crown Vantage Stock Option Plan for Outside Directors  **
10.27*    Crown Vantage Stock Award Plan for Outside Directors (as amended)  **
10.28* Second Amendment to the Crown Vantage Inc. Stock Award Plan for Outside Directors **
10.29(5)  Form of Crown Vantage 1995 Incentive Stock Plan  **
10.30(1)  Form of Crown Vantage Inc. Stock Plus Employee Stock Ownership Plan
          **
10.31(3) Form of Employment Agreement for Ernest S. Leopold dated December 5, 1995 **
10.32(2) Form of Nonstatutory Stock Option with Reload Feature Agreement under the Registrant's 1995 Omnibus Incentive Stock Plan **
10.33(2) Form of Restricted Stock Award Agreement under the Registrant's 1995 Omnibus Incentive Stock
          Plan  **
10.34(2) Form of Nonstatutory Stock Option Agreement under the Registrant's 1995 Stock Option Plan for Outside Directors **
10.35(2) Form of Restricted Stock Award Agreement under the Registrant's 1995 Stock Award Plan for Outside Directors **
10.36(3)  Form of  Agreement (Severance) dated December 5, 1995  **
10.37(4) Form of Amendment No. 1 to the Crown Vantage Inc. Stock Plus Employee Stock Ownership Plan.
10.38(1) Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.39* First Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes

10.40(1) Bank Credit Agreement among Morgan Guaranty Trust Company of New York, as Agent, the Banks named therein, Crown Paper and Crown Vantage
10.41*    Amendment No. 1 to Credit Agreement
10.42*    Amendment No. 2 to Credit Agreement
10.43*    Receivables Purchase Agreement
10.44*    Purchase and Sale Agreement (relating to Receivables Purchase
          Agreement)
10.45* Loan Agreement between Business Finance Authority of the State of New Hampshire and Crown Paper Co.
10.46* Refunding Loan Agreement between Business Finance Authority of the State of New Hampshire and Crown Paper Co.
16(6)     Letter regarding change in certifying accountants and related information
23* Report of Coopers & Lybrand L.L.P. on the consolidated financial statements of the Company as of December 31, 1995 and for the two years then ended
27*       Financial Data Schedule

----------

(1) Previously filed as exhibits to the Crown Paper Co. Registration Statement No. 33-93494 on Form S-1 filed with the Securities and Exchange Commission ("SEC") on June 15, 1995, and all amendments thereto, concerning the offering of the $250,000,000 aggregate principal amount of Senior Subordinated Notes due 2005 issued by Crown Paper Co.

(2) Previously filed as Exhibits to Crown Vantage Inc. Form 10-Q for the quarterly period ended September 24, 1995.

(3) Previously filed as Exhibits to the Crown Paper Co. Annual Report on Form 10-K for the year ended December 31, 1995.

(4) Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No. 333-09361 on Form S-8 and to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 30, 1996, respectively.

(5) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 29, 1996.

(6)  Previously filed in Form 8-K/A dated June 28, 1996.

*    Included as an exhibit herein.
**   Indicates management contract or compensatory plan or arrangement.


(b) REPORTS ON FORM 8-K.  None.


(c) EXHIBITS. The response to this portion of Item 14 is submitted as a separate section of this report.


(d) FINANCIAL STATEMENT SCHEDULES. The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 17, 1997                          CROWN PAPER CO.
                                             (Registrant)


                                        By:  R. Neil Stuart
                                        ------------------------------
                                        (R. Neil Stuart,
                                         Senior Vice President,
                                        Chief Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Christopher M. McLain, R. Neil Stuart, and Michael J. Hunter, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1997.


 Signature                    Title
 ---------                    -----

 William V. Daniel            Director
-----------------------------
 William V. Daniel


 George B. James              Director
-----------------------------
 George B. James


 Ernest S. Leopold            Chairman, President, Chief Executive Officer and -
----------------------------  Director
 Ernest S. Leopold


 Joseph T. Piemont            Director
-----------------------------
 Joseph T. Piemont


 E. Lee Showalter             Director
-----------------------------
 E. Lee Showalter

 William D. Walsh             Director
-----------------------------
 William D. Walsh


 James S. Watkinson           Director
-----------------------------
 James S. Watkinson


 Donna L. Weaver              Director
-----------------------------
 Donna L. Weaver


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1997.


 Signature                    Title
 ---------                    -----

 R. Neil Stuart               Chief Financial Officer
-----------------------------
 R. Neil Stuart


 Michael J. Hunter            Chief Accounting Officer
-----------------------------
 Michael J. Hunter

                                 CROWN PAPER CO.


                           ANNUAL REPORT ON FORM 10-K

                            ITEM 8 and ITEM 14(a)(1)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          Year Ended December 29, 1996

ITEMS 8 AND 14(a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements of Crown Paper Co. and subsidiaries, together with the report of independent auditors, are included in Items 8 and 14(a)(1).

                                                                            Page
                                                                            ----
Management's Discussion and Analysis of Financial Condition and
Results of Operations....................................................      1
Report of Independent Auditors...........................................      5
Consolidated Statements of Operations - Years Ended December 29, 1996,
    December 31, 1995 and December 25, 1994..............................      6
Consolidated Balance Sheets- December 29, 1996 and December 31, 1995.....      7
Consolidated Statements of Cash Flows - Years Ended December 29, 1996,
    December 31, 1995 and December 25, 1994..............................      8
Consolidated Statement of Changes in Equity - Years Ended December 29,
    1996, December 31, 1995 and December 25, 1994........................      9
Notes to Consolidated Financial Statements...............................     10

Crown Paper Co. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations--
1996 Compared to 1995

Net Sales: The Company's net sales decreased by 14.0% to $925.4 million for the 52 week year ended December 29, 1996 as compared to $1.1 billion for the 53 week year ended December 31, 1995. The decrease in sales is largely due to a 10.6% decrease in average selling prices per ton in 1996 compared to 1995. The decrease in sales prices began in early 1996, primarily as a result of excessive inventories at the producer and customer levels, which depressed paper prices. In addition, market pulp prices began to decline during the early months of 1996 which further contributed toward decreasing paper prices throughout 1996. Also con-tributing to the sales decrease, net tons sold in 1996 were 947,600, a 3.8% decrease from the 985,100 tons sold in 1995.

Operating Income: Operating income of $22.7 million in 1996 decreased $77.6 million from $100.3 million in 1995. The significant decrease in operating income is primarily attributable to the decreased pricing dis-cussed above, partially offset by the Company's cost reduction program. Gross margin decreased from 14.5% of net sales in 1995 to 8.1% of net sales in 1996. The decrease in net sales price per ton dis-cussed above, partially offset by a 3.9% decrease in average cost per ton sold in 1996 as compared to 1995, caused the reduction in gross margin. Selling and administrative expenses decreased $3.3 million to $52.2 million in 1996 as compared to $55.5 million in 1995. Selling and administrative expenses in 1996 include $1.6 million attributable to the Company's sales of undivided interests in certain accounts receivable (see Liquidity and Capital Resources). Selling and administrative expenses in 1995 include $3.7 million of incentive compensation that was not incurred in 1996 due to operating losses.

Interest Expense: Interest expense increased from $21.1 million in 1995 to $49.9 million in 1996. The significant increase is a result of the financings incurred in connection with the Spin-Off.

Tax Provision: The income tax benefit in 1996 totaled $10.1 million as compared to income tax expense of $31.7 million in 1995. The effective income tax rates were 37.9% and 39.8% in 1996 and 1995, respectively.

Crown Paper Co.

--------------------------------------------------------------------------------------------------
OPERATING RESULTS BY SECTOR
--------------------------------------------------------------------------------------------------
NET SALES AND TONNAGE BY SECTOR
--------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED                              1996                1995                 1994
--------------------------------------------------------------------------------------------------
(sales in millions, tons in thousands)     Tons     Sales      Tons      Sales      Tons     Sales
--------------------------------------------------------------------------------------------------
Printing and Publishing Papers:
 Coated groundwood                          258      $214       284       $263       282      $187
 Uncoated                                   240       239       243        274       230       212
Specialty Papers:
 Food and retail packaging                  239       305       249        346       258       331
 Converting                                 168       152       165        157       163       119
Pulp and miscellaneous(a)                    43        15         44        37        57        26
--------------------------------------------------------------------------------------------------
Total Company                               948      $925       985     $1,077       990      $875
--------------------------------------------------------------------------------------------------

(a) Represents market sales of pulp to third parties. Excludes approximately 44,000 tons in 1996,
    38,000 tons in 1995, and 28,000 tons in 1994 transferred to other Company facilities.

--------------------------------------------------------------------------------------------------
OPERATING INCOME (LOSS) BY SECTOR (IN MILLIONS)
--------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED                                 1996           1995           1994
--------------------------------------------------------------------------------------------------
Printing and Publishing Papers                      $13            $79           $(17)
Specialty Papers:
 Food and retail packaging                            3            (16)            10
 Converting                                          14             23              1
Pulp and miscellaneous                               (7)            14             (2)
Severance and other items                                                          (6)
--------------------------------------------------------------------------------------------------
Total operating income (loss)                       $23           $100           $(14)
--------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS BY BUSINESS SECTOR

PRINTING AND PUBLISHING PAPERS

Within this business sector, the Company produces coated groundwood and uncoated papers.

The Company's coated groundwood papers are pro-duced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising sup-plements. The strength of the coated groundwood market is largely driven by the strength of the retail market and is correlated with advertising expenditures. As the U.S. economy strengthened in 1995, demand for coated groundwood printing and publishing papers increased significantly, which allowed the Company to raise coated paper prices. However, an increasing demand in 1995 resulted in excess inventories at the customer level which began to depress prices during the early months of 1996. Demand for coated ground-wood papers began to decrease in early to mid-1996 as customers drew down their inventories. A temporary oversupply of inventories at the producer level during the latter part of 1996 continued to depress pricing throughout the remainder of the year. Net sales of coat-ed groundwood printing and publishing papers totaled $213.6 million in 1996 as compared to $263.2 million in 1995, an 18.9% decrease. The decrease in net sales is due to a 10.5% decrease in coated groundwood prices on average in 1996 compared to 1995. Also con-tributing to the decrease in net sales was a 26,500 ton decrease in tons sold in 1996 as compared to 1995.

Customer end-use products within the uncoated printing and publishing papers category include stationery, custom business forms, books and manuals, annual reports and other forms of corporate communications. Demand for the Company's uncoated printing and publishing uncoated products is correlated with economic cycles, since these papers are predominantly used in business-related activities and commercial printing. However, the Company's specialty niches within the uncoated printing and publishing paper category make the Company less susceptible, though not immune, to economic cycles. Improvements in the U.S. economic cycle in late 1994 and 1995 stimulated demand for printing and publishing papers resulting in unprecedented high prices in 1995. As customer inventories began to build in late 1995 demand slowed and pricing started to decline through the remainder of 1995 and into 1996. Customer drawdowns of inventory through mid-1996 continued to depress prices. Net sales of uncoated printing and publishing papers in 1996 were $239.1 million as compared to $273.7 million in 1995,

Crown Paper Co.

a 12.6% decrease. The decrease in net sales is primarily a result of a 11.7% decrease in the average selling price per ton in 1996 as compared to 1995. Tons sold in 1996 were 239,900, a 1.1% decrease from 1995.

Operating income from the sale of printing and publishing papers was $12.5 million in 1996, a $66.0 million decrease from operating income of $78.5 million in 1995. The significant decline in operating income is attributable to the decrease in pricing in both the coated and uncoated printing and writing papers sectors as well as the 29,100 ton decrease in printing and writing papers sold in 1996 compared to 1995.

SPECIALTY PAPERS

Within this sector, the Company produces specialty papers for use in food and retail packaging and con-verting end uses.

FOOD AND RETAIL PACKAGING PAPERS

Crown Paper Co. manufactures and sells specialty papers for use in food and retail packaging. The Company's products, which are concentrated in niche markets for coated and uncoated papers within the specialty packaging industry, are used by its customers to produce items such as multi-wall bags for pet foods, food service papers, labels and cereal liners. The Company's specialty packaging business is principally driven by consumer spending trends and has historical-ly exhibited less cyclicality due to general economic trends as compared to producers of papers for other end-use products. The Company's specialty packaging paper operations purchase all of their pulp and are therefore more susceptible to pulp price fluctuations--operating results benefit during periods of decreasing pulp prices and suffer during periods of increasing pulp prices.

During 1996, Crown Paper Co's food and retail packaging papers business generated net sales of $304.9 mil-lion as compared to net sales in 1995 of $345.7 million. The 11.8% decrease in net sales is the combined result of an 8.2% decrease in average selling price per ton in 1996 compared to 1995 and a 9,700 ton (3.9%) decrease in tons sold in 1996 versus 1995. Price move-ments within the Company's food and retail packaging papers business are closely aligned with pulp price changes. Industry pulp prices declined sharply during the first quarter of 1996 and remained at low levels (as compared to 1995) throughout the remainder of the year. The decline in pulp prices negatively affected prices for the Company's packaging papers, resulting in the 8.2% decrease in average selling price per ton discussed above.

However, the Company's packaging papers business is non-integrated and operating results benefit from pulp price decreases. During 1996, the Company's food and retail packaging papers generated operating profits of $2.8 million as compared to operating losses of $15.6 million in 1995. The improvement in operating results is primarily attributable to reduced pulp costs. Improvements in operating results were, however, off-set by price decreases as discussed above.

CONVERTING PAPERS

Crown Paper Co. manufactures specialty converting papers at its fully integrated facility in St. Francisville, Louisiana. In order to meet customer-specific require-ments, the Company imparts technical qualities to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, disposable medical gowns, and bacon board. Converting papers also includes the Company's cast-coating operations in Richmond, Virginia, which provide cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications. The unique or unusual characteristics of the Company's specialty converting papers make substitution by customers difficult or otherwise undesirable, mitigating cyclicality.

Net sales of the Company's specialty converting papers totaled $152.5 million in 1996, a $4.7 million decrease from net sales of $157.2 million in 1995. The 3.0% decrease is due to a $48 decrease in average sales price per ton in 1996 as compared to 1995. Demand for the Company's specialty converting papers was strong in 1996, with total tons sold increasing by 3,500 over 1995. Operating profits were $14.5 million in 1996, a 36.6% decrease compared to 1995. The decrease is reflective of the 5.1% decrease in average net selling prices.

PULP AND MISCELLANEOUS

Net sales of pulp and miscellaneous products declined from $36.7 million in 1995 to $15.2 million in 1996. As discussed above, industry average selling prices of pulp decreased significantly during the early months of 1996 and remained at low levels throughout the year. The Company's average net selling price per ton decreased by 43.5% during 1996 as compared to 1995. The Company recognized operating losses of $7.1 million in 1996 versus operating income of $14.5 million in 1995. The significant decline in operating results is due primarily to the decrease in average net selling price per ton.

Crown Paper Co.

STRATEGIC CAPITAL EXPENDITURES PLAN

Management has implemented a strategic capital spending plan that supports the Company's focused business strategy of i) increasing the mix of value added products, ii) developing new products and markets, iii) building on customer service and relationships, and iv) continuing to improve efficiency and productivity. A significant portion of the Company's strategic capital expenditures plan is discretionary as to timing and, to a lesser extent, amount of expenditures. The Company's capital expenditure plan includes expenditures of $61 million in 1997. In aggregate, the Company's strategic capital plan calls for capital expenditures of approximately $445 million over the next five years, of which $93 million is profit adding, $284 million is for capital maintenance, and $68 million is environmental related.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), which applies to the Company's sales of undivided interests in certain accounts receivables, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996. The Company does not believe that adoption of SFAS No. 125 will have a material adverse effect on its financial position or results of operations.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1"). SOP 96-1 provides guidance on the recognition, mea-surement, display, and disclosure of environmental remediation liabilities and is effective for fiscal years beginning after December 15, 1996. The Company has elected early adoption of the provisions of SOP 96-1 and has applied its provisions effective with its fiscal year ended December 29, 1996. Adoption of SOP 96-1 did not have a material effect on the Company's financial position or results of operations.

Crown Paper Co. REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholder of Crown Paper Co.:

We have audited the consolidated balance sheet of Crown Paper Co. and subsidiaries as of December 29, 1996, and the related consolidated statements of operations, cash flows, and changes in equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated balance sheet of Crown Paper Co. and subsidiaries, as described in Note 2, as of December 31, 1995, and the related consolidated statements of operations, cash flows, and changes in equity for the two years ended December 31, 1995 and December 25, 1994, were audited by other auditors whose report dated February 23, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Paper Co. and subsidiaries, at December 29, 1996 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                        /s/ Ernst & Young LLP

San Francisco, California
February 10, 1997

Crown Paper Co. CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------
                                                       52 Weeks       53 Weeks       52 Weeks
                                                          Ended          Ended          Ended
                                                   December 29,   December 31,   December 25,
(amounts in thousands, except per share amounts)           1996           1995           1994
---------------------------------------------------------------------------------------------
Net sales                                              $925,376     $1,076,506       $875,334
Cost of goods sold                                      850,419        920,664        832,482
---------------------------------------------------------------------------------------------
Gross margin                                             74,957        155,842         42,852
Selling and administrative expenses                      52,215         55,516         57,186
---------------------------------------------------------------------------------------------
Operating income (loss)                                  22,742        100,326        (14,334)
Interest expense                                         49,920         21,138          1,961
Other income, net                                           555            565            687
---------------------------------------------------------------------------------------------
Income (loss) before income taxes                       (26,623)        79,753        (15,608)
Income tax expense (benefit)                            (10,087)        31,702         (5,638)
---------------------------------------------------------------------------------------------
Net income (loss)                                      $(16,536)       $48,051        $(9,970)
---------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Crown Paper Co. CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------
(amounts in thousands)                         December 29, 1996  December 31, 1995
-----------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash and cash equivalents                                 $1,175            $5,335
 Accounts receivable                                       56,004           106,674
 Inventories                                               97,975           100,422
 Prepaid expenses and other current assets                 15,217             8,832
 Deferred income taxes                                     14,191            14,899
-----------------------------------------------------------------------------------
  Total current assets                                    184,562           236,162
Property, plant and equipment, net                        678,154           668,340
Other assets                                               36,759            32,852
Unamortized debt issue costs                               16,023            16,448
Intangibles, net                                           30,101            31,226
-----------------------------------------------------------------------------------
  Total Assets                                           $945,599          $985,028
-----------------------------------------------------------------------------------
LIABILITIES AND EQUITY
-----------------------------------------------------------------------------------
Current Liabilities:
 Accounts payable                                         $60,612           $57,569
 Accrued liabilities                                       80,920            77,450
 Current portion of long-term debt                          6,761            11,883
-----------------------------------------------------------------------------------
  Total current liabilities                               148,293           146,902
-----------------------------------------------------------------------------------
Long-term debt                                            447,229           469,901
Accrued postretirement benefits other than pensions       101,273           100,358
Other long-term liabilities                                15,373            29,742
Deferred income taxes                                     102,468           103,579
-----------------------------------------------------------------------------------
  Total Liabilities                                       814,636           850,482
-----------------------------------------------------------------------------------
Shareholder's Equity:
 Common Stock, no par value;
  Authorized - 5,000 shares;
  Issued and outstanding - 1 share
   December 29, 1996 and
   December 31, 1995                                      129,058           125,537
 Minimum pension liability                                   (892)           (5,611)
 Cumulative foreign currency translation adjustment         3,365            (1,348)
 Retained earnings (deficit)                                 (568)           15,968
-----------------------------------------------------------------------------------
 Total Equity                                             130,963           134,546
-----------------------------------------------------------------------------------
  Total Liabilities and Equity                           $945,599          $985,028
-----------------------------------------------------------------------------------

See notes to consolidated financial statements.

Crown Paper Co. CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------
                                                             52 Weeks       53 Weeks       52 Weeks
                                                                Ended          Ended          Ended
                                                         December 29,    December 31,  December 25,
(amounts in thousands)                                           1996            1995          1994
---------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
 Net income (loss)                                           $(16,536)       $ 48,051      $ (9,970)
 Items not affecting cash:
  Depreciation and cost of timber harvested                    79,252          77,821        75,416
  Amortization of goodwill and other intangibles                1,125           1,125         1,141
  Deferred income tax provision (benefit)                      (3,405)          2,009         3,623
  Other, net                                                    4,461               8         5,960
 Change in current assets and liabilities:
  Accounts receivable (includes $43,000 sold in 1996)          49,676         (16,523)      (16,032)
  Inventories                                                   3,344          (5,481)        2,030
  Other current assets                                         (9,948)         (6,805)          203
  Accounts payable                                             (4,958)         10,744       (10,342)
  Other current liabilities                                       523           9,017         1,639
 Other, net                                                     1,403           6,473           300
---------------------------------------------------------------------------------------------------
  Cash provided by operating activities                       104,937         126,439        53,968
---------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
 Expenditures for property, plant and equipment               (80,914)        (46,930)      (53,476)
 Other, net                                                      (161)          1,366         1,268
---------------------------------------------------------------------------------------------------
  Cash used for investing activities                          (81,075)        (45,564)      (52,208)
---------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
 Issuance of Subordinated Notes                                               242,500
 Borrowings from Term Loans                                                   190,592
 Repayments of Term Loans                                     (52,538)         (2,750)
 Proceeds from draw down of Revolving Credit                  191,000          89,000
 Repayments of Revolving Credit                              (176,000)        (79,000)
 Proceeds from issuance of Industrial Revenue Bonds,
  less underwriting costs                                      12,100
 Payments of other long-term debt                              (2,584)         (1,026)         (854)
 James River's capital infusion (withdrawal), net                            (527,291)        2,861
---------------------------------------------------------------------------------------------------
  Cash (used for) provided by financing activities            (28,022)        (87,975)        2,007
---------------------------------------------------------------------------------------------------
 Increase (decrease) in cash and cash equivalents              (4,160)         (7,100)        3,767
 Cash and cash equivalents, beginning of year                   5,335          12,435         8,668
---------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of year                      $ 1,175         $ 5,335      $ 12,435
---------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Crown Paper Co. CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

-----------------------------------------------------------------------------------------------------------------
                                                                               Foreign
                                          Common Stock            Minimum     Currency     Retained         James
                                        ------------------        Pension  Translation     Earnings       River's
(amounts in thousands)                  Shares     Amounts      Liability   Adjustment    (Deficit)    Investment
-----------------------------------------------------------------------------------------------------------------
Balance at December 26, 1993                                                                             $586,475
Net loss                                                                                                   (9,970)
Change in equity component
of minimum pension liability                                                                                5,314
Foreign currency translation
adjustment                                                                                                    610
Capital infusion by
James River, net                                                                                            2,861
-----------------------------------------------------------------------------------------------------------------
Balance at December 25, 1994                                                                              585,290
Changes in equity for the period
ended August 25, 1995:
Net income                                                                                                 32,083
Change in equity component
of minimum pension liability                                                                                2,023
Foreign currency translation
adjustment                                                                                                    693
Effect of Spin-Off:
Adjustments to pension liabilities,
accrued postretirement benefits
other than pensions and deferred
income taxes                                                                                               26,989
Capital withdrawal by
James River, net                                                                                          (42,350)
Minimum pension liability                                        $(5,611)                                   5,611
Reclassification of foreign
currency translation adjustment                                                  $701                        (701)
Net Proceeds paid to James River                                                                         (484,941)
Transfer from James River
investment                                1       $124,697                                               (124,697)
Changes in equity for the period
August 25, 1995 through
December 31, 1995:
Net income                                                                                 $15,968
Foreign currency translation adjustment                                        (2,049)
ESOP shares and other                                  840
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995              1        125,537        (5,611)      (1,348)      15,968
Net Loss                                                                                   (16,536)
Foreign Currency translation adjustment                                         4,713
ESOP shares and other                                3,521
Minimum pension liability                                          4,719
-----------------------------------------------------------------------------------------------------------------
Balance at December 29, 1996              1       $129,058         $(892)      $3,365        $(568)
-----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

Crown Paper Co. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                NOTE 1

ORGANIZATION AND OPERATIONS

Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper Co.") is a wholly-owned subsidiary of Crown Vantage Inc. (the "Parent" or Crown Vantage). Crown Vantage became an independent company after the Board of Directors of James River Corporation of Virginia ("James River") completed the spin-off of assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business (collectively the "Predecessor Business"). At the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Parent (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Parent's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Parent's common stock was issued and began trading on NASDAQ on August 28, 1995.

James River transferred to the Company certain assets of the Predecessor Business and the Company assumed certain related liabilities from James River. In addition, the Company received $250 million in cash through a public offering of Senior Subordinated Notes and $253 million from initial borrowings under credit facilities with a group of banks (collectively, the "Financing"). The proceeds from the Financing after payment of expenses and retention of $1.2 million cash ($485 million) were paid to James River together with $100 million Senior Pay-in-Kind Notes issued by the Parent, as a return of James River's capital investment. The Distribution, transfer of assets and liabilities, Financing, and return of capital are collectively referred to as the "Spin-Off."

The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and pub-lishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (e.g. annual reports and stationery); and (ii) specialty papers, princi-pally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates. The Company operates 11 facilities using 33 diverse paper machines.

At December 29, 1996, the Company employed approximately 4,000 individuals of which approximately 1/4 were salaried and 3/4 were hourly. All of the Company's domestic hourly employees are represented under vari-ous collectively bargained union contracts. Hourly personnel at the Company's two mills in Scotland are covered by an ongoing national agreement that addresses working conditions, safety, and annual wage increases. Collective bargaining agreements at the Company's Berlin-Gorham, Newark, and Port Huron facilities, which cover approximately one-third of the Company's hourly employees, expire before January 1, 1998. The Company plans to renegotiate the above contracts before they expire.

The Company believes that its broad manufacturing capabilities allow it to offer a wider range of products and basis weights than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the sectors in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and because there are fewer substitutes for these products. Like its competitors, the Company is subject to a number of risks, including the cyclical nature of the industry and the high degree of competition in the industry. In addition, the Company is highly leveraged as a result of debt incurred in connection with the Spin-Off.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries. Significant intercompany balances and transactions have been eliminated.

The accompanying financial statements include the con-solidated results of operations, assets and liabilities of the Company for the 52 weeks ended December 29, 1996. The accompanying financial statements also include the consolidated results of operations, assets and liabilities of the Company for the 18 weeks ended December 31, 1995 subsequent to the Spin-Off and the combined historical results of operations, assets and liabilities of the Predecessor Business while a part of James River for the 35 weeks ended August 27, 1995, and for the 52 weeks ended December 25, 1994.

The consolidated financial statements for all periods prior to the Spin-Off have been prepared as if the Company had operated as an independent stand-alone entity for all periods presented, except the Company generally did not have significant borrowings prior to the Spin-Off, and there was no allocation of James River's consolidated borrowings, and related interest expense, except for interest capitalized as a component of properties. Prior to the Spin-Off, the Company engaged in various transactions with James River and its affiliates that are characteristic of a group of compa-nies under common control. Throughout the period prior to the Spin-Off, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements were met by James River. The Company was charged by James River for direct costs and expenses associated with its operations which have been included in cost of goods sold or selling and administrative expenses, as appro-priate. James River's administrative costs have been allocated to the Company for the period prior to the Spin-Off based on net sales and are included in selling and administrative expense. Selling and administrative expenses allocated to the Company were $5.5 million and $7.3 million in 1995 and 1994, respectively.

The Company's fiscal year includes the 52 or 53 weeks ending on the last Sunday in December. The years ended December 29, 1996, December 31, 1995, and December 25, 1994 included 52, 53, and 52 weeks, respectively.

CASH AND CASH EQUIVALENTS

The Company invests excess cash in marketable securities with original maturities of three months or less. These investments are classified as cash equivalents in the accompanying consolidated financial statements.

INVENTORIES

Inventories are stated at the lower of cost or market and include the cost of materials, labor and manufac-turing overhead. The last-in, first-out cost flow assumption is used for valuing substantially all domestic inventories other than stores and supplies. Other inventories, including all inventories held by foreign operations, are valued using first-in, first-out or average cost assumptions.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, less accumulated depreciation, including related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for improvements that increase asset values or extend useful lives are capitalized. Maintenance and repair costs are expensed as incurred. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from 20 to 45 years for buildings and 5 to 20 years for machinery and equipment. For income tax purposes, depreciation is calculated using accelerated methods.

The Company capitalizes interest on projects when the construction period is considerable and requires significant expenditures. Capitalized interest is amortized over the life of the related assets. Interest capitalized in 1996 was $1.1 million. Capitalized interest in 1995 and 1994 was not significant.

The Company adopted Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") in the first quarter of 1996. Adoption of Statement of Financial Accounting Standards No. 121 did not have a material effect on the Company's financial position or results of operations.

TIMBER AND TIMBERLANDS

Timber and timberlands are stated at cost less the accumulated total cost of timber previously harvested. Cost of timber harvested is determined on the basis of the annual amount of timber cut in relation to the total amount of recoverable timber.

UNAMORTIZED DEBT ISSUE COSTS

Debt issue costs are deferred and are being charged to interest expense over the life of the underlying indebtedness.

GOODWILL

The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill and amortized over 40 years. Goodwill (which is included in intangibles) totaled $40.1 million at December 29, 1996 and December 31, 1995 and is presented net of accumulated amortization of $11.3 million at December 29, 1996 and $10.3 million at December 31, 1995. The recoverability of goodwill has been evaluated to determine whether current events or circumstances warrant adjustments to the carrying value. As of December 29, 1996 and December 31, 1995 management believes that no significant impair-ment of goodwill was indicated.

LANDFILL CLOSURE AND POST-CLOSURE COSTS

The Company accrues for landfill closure costs over the periods that benefit from the use of the landfills. Management regularly reviews the adequacy of cost estimates and adjusts the accrued amounts as necessary.

ENVIRONMENTAL REMEDIATION COSTS

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, Environmental Remediation Liabilities ("SOP 96-1").

SOP 96-1 provides guidance for the recognition, measurement, display and disclosure of environmental remediation liabilities and is effective for fiscal years beginning after December 15, 1996. The Company has elected early adoption of the provisions of SOP 96-1 and has applied its provisions effective with its fiscal year ended December 29, 1996. Adoption of SOP 96-1 did not have a material effect on the Company's financial position or results of operations.

Accruals for estimated losses from environmental remediation obligations are recognized when such losses are probable and reasonably estimable, generally no later than completion of the remedial investigation and feasibility study. Costs associated with conducting such studies as well as other costs incidental to evaluation of the site and potential liability (if any) are accrued when such costs become probable and reasonably estimable. All accruals are adjusted as subsequent information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. The accruals do not include possible future insurance recoveries.

INCOME TAXES

Crown Vantage has filed its first consolidated federal income tax return and state income tax returns for the four months ended December 31, 1995, which included the Company's operations. Income tax expense for the four months ended December 31, 1995 and income tax benefits for the year ended December 29, 1996 reflected in the accompanying consolidated financial statements are intended to approximate the income tax expense or benefit which would have been recognized had the Company filed separate income tax returns. The Predecessor Business's taxable income for the eight months ended August 27, 1995 and the year ended December 25, 1994 was subject to inclusion in the con-solidated federal income tax returns and state income tax returns of James River. Income tax expense for the eight months ended August 27, 1995 and income tax benefits for the year ended December 25, 1994 reflected in the accompanying consolidated financial statements represent the Company's share of James River's income tax provisions that are intended to approximate the income tax expense or benefits which would have been recognized had the Company filed separate income tax returns. Because the Company was historically included in the James River consolidated income tax return, the 1996 net operating loss cannot be carried back to the period prior to the Spin-Off. In addition, investment and other tax credit carryforwards included in the calculation of the Company's income tax provision and income tax benefit for 1995 and 1994, respectively, as well as the net operating loss carryforward for 1994 cannot be utilized on a separate company basis. No provision is made for U.S. federal income taxes on $3.2 million of undistributed earnings of the Company's foreign subsidiaries as such earnings are considered indefinitely reinvested.

FOREIGN CURRENCY TRANSLATION

The accounts of foreign subsidiaries of the Company are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated as a separate component of Shareholder's Equity. Gains and losses from foreign currency transactions are included in cost of sales.

JAMES RIVER'S INVESTMENT

James River's investment, as shown in the accompany-ing consolidated statement of changes in equity, reflects the historical activity between the Company and James River and the Company's cumulative results of operations. Transactions with James River are reflected as though they were settled immediately as an addition to or reduction of James River's investment.

SELECTED SALES INFORMATION

During each of the three years in the period ended December 29, 1996, export sales to foreign markets from the Company's domestic operations represented less than 10% of the Company's net sales. Net sales from the Company's two Scottish facilities were 7.4%, 6.6%, and 6.6% of net sales for the three years in the period ended December 29, 1996. No single customer accounted for more than 10% of net sales in any year. Net sales to James River were approximately 7.0%, 8.6% and 8.6% of total net sales in 1996, 1995 and 1994, respectively.

INTEREST EXPENSE

Interest expense included in the accompanying consoli-dated statements of operations for the period prior to the Spin-Off does not reflect any interest expense on additional debt that was incurred by the Company upon completion of the Spin-Off.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENT

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"). Statement of Financial Accounting Standards No. 125 ("SFAS No. 125") provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS No. 125 is effective for transactions occurring after December 31, 1996. The Company does not believe that adoption of SFAS No. 125 will have a material adverse effect on its financial position or results of operations.

RECLASSIFICATIONS

Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

NOTE 3

SALE OF ACCOUNTS RECEIVABLE

During 1996, the Company entered into a five year agreement with certain banks which provides for the sale of undivided interests (up to $60 million) in a revolving pool of trade accounts receivable. During 1996, the Company sold a total of $43 million of undi-vided interests. As collections reduce accounts receivable included in the pool, the Company sells undivided interests in new receivables in order to bring the amount sold up to $43 million.

Proceeds from the sales, which are reported as operat-ing cash flows in the consolidated statement of cash flows, were used to prepay $43 million of long-term debt. The proceeds from sales are less than the face amount of the undivided interests in accounts receiv-able sold and such discount ($1.6 million in 1996) is included in selling and administrative expenses in the consolidated statement of operations.

NOTE 4

CONCENTRATIONS OF CREDIT RISK

Credit risk represents the accounting loss that would be recognized at the reporting date if customers failed completely to perform as contracted.

Concentrations of credit risk that arise from financial instruments exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other con-ditions. The Company does not have a significant exposure to any individual customer.

Accounts receivable at the Company's facilities in Scotland totaled $19.9 million and $20.9 million at December 29, 1996 and December 31, 1995, respec-tively. There were no other significant concentrations of foreign credit risk at December 29, 1996 or December 31, 1995.

Crown Paper Co. NOTE 5

SUPPLEMENTAL BALANCE SHEET INFORMATION
----------------------------------------------------------------------
INVENTORIES
(amounts in thousands)                             1996           1995
----------------------------------------------------------------------
Raw materials                                   $26,283        $37,238
Work-in-process                                   7,490          5,856
Finished goods                                   42,168         40,745
Stores and supplies                              34,640         35,141
----------------------------------------------------------------------
                                                110,581        118,980
Last-in, first-out reserve                      (12,606)       (18,558)
----------------------------------------------------------------------
Total inventories                               $97,975       $100,422
----------------------------------------------------------------------
Valued at lower of cost or market:
Last-in, first-out                              $52,625        $59,354
First-in, first-out or average                   45,350         41,068
----------------------------------------------------------------------
Total inventories                               $97,975       $100,422
----------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
(amounts in thousands)                             1996           1995
----------------------------------------------------------------------
Land and improvements                           $39,496        $38,587
Buildings                                       141,363        139,117
Machinery and equipment                       1,012,690        934,807
Construction in progress                         18,380         18,446
----------------------------------------------------------------------
                                              1,211,929      1,130,957
Accumulated depreciation                       (561,965)      (490,685)
----------------------------------------------------------------------
                                                649,964        640,272
Timber and timberlands, net                      28,190         28,068
----------------------------------------------------------------------
Net property, plant and equipment              $678,154       $668,340
----------------------------------------------------------------------

ACCRUED LIABILITIES
(amounts in thousands)                             1996           1995
----------------------------------------------------------------------
Compensated absences                            $11,652        $11,459
Employee insurance benefits                      16,363         16,434
Accrued post retirement benefits
other than pensions, current portion              5,518          4,900
Accrued pension                                   3,924         14,235
Accrued interest                                 12,258          8,203
Taxes payable, other than income taxes            7,190          5,281
Other accrued liabilities                        24,015         16,938
----------------------------------------------------------------------
Total accrued liabilities                       $80,920        $77,450
----------------------------------------------------------------------

Crown Paper Co. NOTE 6

FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The change in the cumulative foreign currency adjust-ment resulting from the translation of assets and liabili-ties of foreign entities of the Company was as follows:

------------------------------------------------------------------
(amounts in thousands)                       1996             1995
------------------------------------------------------------------
Balance, beginning of year               $ (1,348)         $     8
Translation adjustments                     4,713           (1,360)
Related income tax effect, net                                   4
------------------------------------------------------------------
Balance, end of year                     $  3,365          $(1,348)
------------------------------------------------------------------

Subsequent to the Spin-Off, the Company no longer provides for income taxes on its foreign currency translation adjustment as the undistributed earnings of its foreign entities are considered indefinitely reinvested.

NOTE 7

LONG-TERM DEBT

Consolidated long-term debt consists of the following:
(amounts in thousands)                                           1996      1995
-------------------------------------------------------------------------------
Bank Credit Facility:
 Revolving credit, average interest rate 9.49% in 1996
  and 9.29% in 1995, due 2002                                 $25,000  $ 10,000
 Term Loan A, average interest rate 8.42% in 1996
  and 8.73% in 1995, due 2002                                  45,712    97,500
 Term Loan B, average interest rate 8.94% in 1996
  and 9.22% in 1995, due 2003                                  99,000    99,750
-------------------------------------------------------------------------------
                                                              169,712   207,250
 11% Senior Subordinated Notes, due 2005                      250,000   250,000
 Industrial Revenue Bonds, average interest rate 7.65% in
  1996 and 6.90% in 1995, payable to 2022                      34,278    24,182
 10% Note, payable in 1996                                                  352
-------------------------------------------------------------------------------
                                                              453,990   481,784
 Less current portion                                           6,761    11,883
-------------------------------------------------------------------------------
                                                             $447,229  $469,901
-------------------------------------------------------------------------------

Maturities of long-term debt for the next five years are: 1997 - $6.8 million; 1998 AND 1999 - $8.6 million; 2000 - $11.1 million, and 2001 - $7.5 million. Cash paid for interest in 1996, 1995 and 1994 totaled $45.8 million, $7.9 million, and $2.0 million, respectively.

Under the Bank Credit Facility (the "Facility") the revolv-ing credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $42.4 million has been issued at December 29,1996) and can be used for general corporate purposes, working capital needs, and permitted investments. Borrowings under the Bank Credit Facility are subject to varying rates of interest that are indexed (at the Company's option) to a base rate (the higher of the Prime Rate or Federal Funds Rate), or the London Interbank Offered Rate.

Principal and interest amounts on Term Loan A and Term Loan B are due in quarterly installments. In addi-tion to those scheduled repayments, Crown Paper Co. is obligated to make prepayments equal to 75% of Excess Cash Flow (as defined in the underlying agreement). The Company did not generate Excess Cash Flow in 1996. The Company is also required to make prepayments (in varying percentages of net proceeds) upon the occurrence of certain events which include, but are not limited to, proceeds received from any new debt or equity issuances, asset sales, and sales of accounts receivable. During 1996, the Company prepaid $43 million on Term Loan A using proceeds obtained through the sale of certain accounts receivable. The Company also prepaid $3.4 million on Term Loan A during 1996 in connection with the sale of certain Project Bonds.

In connection with the Facility, as amended, Crown Paper Co. is required to maintain minimum quarterly cash flow to total debt ratios as follows: first, second, third, and fourth quarters of 1997 - .13 to 1, .12 to 1, .13 to 1, and .16 to 1, respectively; and .20 to 1 there-after. Crown Paper Co. must maintain minimum interest coverage ratios as follows: first, second, third, and fourth quarters of 1997 - 1.55 to 1, 1.35 to 1, 1.50 to 1, and 2.00 to 1, respectively; and 2.50 to 1 thereafter. Crown Paper Co. is also subject to minimum tangible net worth requirements. In addition, both the Parent and Crown Paper Co. are subject to certain limitations on indebtedness, liens, mergers and acquisitions, asset sales, investments, joint ventures, capital expenditures and prepayments or acquisitions of certain indebted-ness. The Facility also restricts the Company from paying cash dividends to the Parent. Generally, dividends are limited to (a) amounts necessary to pay certain personnel and administrative expenses (not to exceed $800,000 per year), (b) current taxes payable attributable to the Company, and (c) the Company's share of Equity Proceeds (as defined in the underlying agreement). The Facility contains customary events of default, including certain changes of control. The obligations under the Facility are collateralized by substantially all of the assets of Crown Paper Co.

The Senior Subordinated Notes (the "Notes") are unsecured and interest is payable semi-annually in March and September. The Notes are redeemable at the option of the Company on or after September 1, 2000 at a redemption price of 105.5% which declines to par after September 1, 2003 and thereafter. In addition, the Company may redeem up to $85 million of aggregate principal of the Notes prior to September 1998 at a cash redemption price of 110% from the proceeds of one or more public offerings. In the event of a Change of Control (as defined in the underlying agreement) the holders of the Notes have the right to require the Company to purchase the Notes in cash at 101%. The Notes contain covenants, limitations and restrictions which in general are not more restrictive than those contained in the Facility.

In 1996, the Company completed an $18 million refi-nancing of certain industrial revenue bonds issued by the Business Finance Authority of the State of New Hampshire (the "Refunding Bonds"). The Refunding Bonds were issued to refinance certain of the Company's pollution control and solid waste disposal facilities located in the State of New Hampshire. The bonds are due January 1, 2022 and bear interest at 7.75%.

Also in 1996, the Company finalized an agreement with the Business Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold (the "Project Bonds") to finance certain sewage and solid waste disposal facilities to be used by the Company. The proceeds from the sale of Project Bonds are to be used to finance eligible project costs. An amount equivalent to 50% of proceeds are to be prepaid on Term Loan A. During 1996, $3.4 million was prepaid on Term Loan A. An additional $6.2 million was deposited in an interest bearing account with a trustee to be drawn as needed to finance additional project costs, of which $3.2 million is included in cash and cash equivalents at December 29, 1996. The Project Bonds bear interest at 7.875% and are due July 1, 2026.

At December 29, 1996 and December 31, 1995, estimated fair values of the Company's long-term debt instruments were $439.0 million and $450.5 million, respectively. The fair values of the Company's long-term debt instruments are based on quoted market prices, estimated based on quoted market prices for similar issues or estimated by discounting expected cash flows at the rates currently offered to the Company for debt having similar characteristics.

Crown Paper Co. NOTE 8

INCOME TAXES


THE COMPONENTS OF INCOME (LOSS) BEFORE INCOME TAXES WERE AS FOLLOWS:
--------------------------------------------------------------------------------------------------
(amounts in thousands)                                               1996        1995        1994
--------------------------------------------------------------------------------------------------
Domestic                                                        $ (32,457)    $73,773    $(23,688)
Foreign                                                             5,834       5,980       8,080
--------------------------------------------------------------------------------------------------
Income (loss) before income taxes                               $ (26,623)    $79,753    $(15,608)

INCOME TAX EXPENSE (BENEFIT) CONSISTED OF THE FOLLOWING:
--------------------------------------------------------------------------------------------------
(amounts in thousands)                                               1996        1995        1994
--------------------------------------------------------------------------------------------------
Current:
 Federal                                                         $ (8,032)    $24,581    $(10,019)
 State                                                               (644)      4,483      (1,850)
 Foreign                                                            1,994         629       2,608
--------------------------------------------------------------------------------------------------
  Total current income tax expense (benefit)                       (6,682)     29,693      (9,261)
--------------------------------------------------------------------------------------------------
Deferred:
 Federal                                                           (3,353)       (120)      3,024
 State                                                               (374)        (22)        469
 Foreign                                                              322       2,151         130
--------------------------------------------------------------------------------------------------
  Total deferred income tax provision (benefit)                    (3,405)      2,009       3,623
--------------------------------------------------------------------------------------------------
   Income tax expense (benefit)                                 $ (10,087)    $31,702    $ (5,638)
--------------------------------------------------------------------------------------------------

Principal reasons for the difference between the federal statutory income tax rate on the income (loss) before income taxes, and the Company's effective income tax rate were as follows:

--------------------------------------------------------------------------------------------------
                                                                   Percent of Pretax Income (Loss)
--------------------------------------------------------------------------------------------------
                                                                     1996        1995        1994
--------------------------------------------------------------------------------------------------
Federal statutory income tax rate                                   (35.0)%      35.0%      (35.0)%
State income taxes, net of federal income tax effect                 (3.8)        4.0        (5.7)
Amortization of goodwill                                              1.3         0.5         2.2
Other items, net                                                     (0.4)        0.3         2.4
--------------------------------------------------------------------------------------------------
Effective income tax rate                                           (37.9)%      39.8%      (36.1)%
--------------------------------------------------------------------------------------------------

The income tax effects of temporary differences that gave rise to the net deferred tax liabilities as of December 29, 1996 and December 31, 1995, were as follows:

--------------------------------------------------------------------------------------------------
(amounts in thousands)                                                           1996        1995
--------------------------------------------------------------------------------------------------
Excess of book over tax basis of property, plant and equipment               $132,452    $134,892
Pension benefits, net                                                          12,767       8,274
Other items                                                                     4,069       4,160
--------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                149,288     147,326
--------------------------------------------------------------------------------------------------
Postretirement benefits other than pensions                                   (41,519)    (40,945)
Accrued liabilities                                                           (16,092)    (16,675)
Net operating loss carryforward                                                (1,818)
Other items                                                                    (1,582)     (1,026)
--------------------------------------------------------------------------------------------------
Total deferred tax assets                                                     (61,011)    (58,646)
--------------------------------------------------------------------------------------------------
Net deferred tax liability                                                    $88,277     $88,680
--------------------------------------------------------------------------------------------------

The Company has recorded tax benefits totaling $6.4 million arising from the 1996 net operating loss. Tax losses totaling $17.7 million can be carried back to the 1995 tax year in order to recover $4.6 million of taxes previously paid. The Company has recorded a $1.8 million deferred tax benefit to reflect the remaining net operating loss carryforward, which expires in 2011. The Company made estimated tax payments in 1996 of $1.6 million which are also recoverable as a result of the current year net operating loss.

Cash payments for income taxes paid by the Company subsequent to the Spin-Off through December 31, 1995 totaled $11.2 million. Because the Company was included in the consolidated federal income tax returns of James River for the year ended December 25, 1994, cash payments on a separate entity basis are not determinable.

In connection with the Spin-Off, James River, the Parent, and the Company entered into a tax sharing agreement, pursuant to which James River generally is responsible for all federal and state income and fran-chise taxes for taxable periods ending on or prior to August 27, 1995.

The Parent is responsible for all federal and state income and franchise taxes of the Crown Vantage group for taxable periods beginning after August 27, 1995. The Parent generally is responsible for all unpaid taxes on its foreign subsidiaries, state and local taxes, other than income and franchise taxes, such as property, sales, use and payroll taxes related to the Crown Vantage group for all periods, including periods prior to August 27, 1995. James River will pay taxes related solely to the Spin-Off and the transactions contemplated thereby, provided that the Spin-Off and the transactions contemplated thereby are treated in accor-dance with the Internal Revenue Service Ruling ("IRS Ruling") relating to the tax-free treatment of the Spin-Off. Any taxes imposed by virtue of the Spin-Off and the transactions resulting thereby not being treated in accordance with the IRS Ruling shall be borne by the party solely causing the Spin-Off or the transactions resulting thereby not to be so treated. If neither party is solely at fault, any such taxes and liabilities would be shared, with the Company to be responsible for 20% and James River to be responsible for 80% of any such amounts.

NOTE 9

PENSION PLANS

James River sponsored various contributory and non-contributory pension plans which covered substantially all employees and also participated in several multiemployer retirement plans which provided defined benefits to employees covered under certain collective bargaining agreements. In connection with the Spin-Off, the Company and James River entered into an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") whereby the Company's U.S. pension plans transferred to the Company and corresponding accumulated participant benefits were frozen (the "Frozen Plans"). New pension plans (the "New Plans") were then established by the Company that have terms substantially similar to the Frozen Plans. James River has also entered into an agreement with the PBGC which provides that, if the PBGC institutes proceedings to terminate a Frozen Plan, James River may either assume sponsorship of the plan or will be responsible for all liability arising from the termination of the plan as if it were the plan sponsor. James River's contingent obligation with respect to the Frozen Plans will generally end when there are no unfunded benefit obligations for the Frozen Plans. James River and the Company have entered into an agreement (the "Pension Funding Agreement") that establishes minimum funding requirements by the Company for the Frozen Plans that are at least equal to minimum funding requirements pursuant to Section 412 of the Internal Revenue Code.

Benefits under the majority of plans for hourly employees are primarily based on stated benefits per year of credited service. Benefits for salaried employees are primarily related to compensation and years of credited service. Contributions to the New Plans are made in amounts sufficient to meet the minimum funding requirements of applicable laws and regulations plus additional amounts, if any, as management, in consultation with its actuaries, deems to be appropriate. Contributions to multiemployer plans are generally based on negotiated labor contracts. Plan assets consist principally of equity securities and corporate and government obligations.

The present value of benefit obligations, related com-ponents of pension costs and plan assets were derived from actuarial calculations. Components of pension cost for 1995 and 1994 were derived from actuarial calculations of these components within the James River plans.

The components of the Company's net pension cost, which includes the Company's pension plan in Scotland, were as follows:

----------------------------------------------------------------------------------------------
(amounts in thousands)                                        1996          1995          1994
----------------------------------------------------------------------------------------------
Service cost                                               $ 5,344       $ 4,405       $ 3,844
Interest accrued on projected benefit obligation            19,055        20,665        15,985
Net investment income on plan assets                       (27,088)      (46,374)       (1,996)
Net amortization and deferral                                6,196        26,081       (10,947)
Contributions to multiemployer pension plans                    52            61            69
----------------------------------------------------------------------------------------------
Net pension cost                                           $ 3,559       $ 4,838       $ 6,955
----------------------------------------------------------------------------------------------

Net amortization included amortization of the     The actuarial assumptions used in determining
net transition assets, net experience gains       net  pension costs and related pension
and losses, and prior service costs over          obligations were as follows:
15 to 20 years.

----------------------------------------------------------------------------------------------
                                                              1996          1995          1994
----------------------------------------------------------------------------------------------
Discount Rate                                                  8.0%          7.5%          8.6%
Assumed rate of increase in compensation levels                4.0%          5.0%          5.0%
Expected long-term rate of return on plan assets              10.0%         10.0%         10.0%
----------------------------------------------------------------------------------------------

The following table sets forth the funded status of the Company's U.S. and Scottish pension plans at December 29, 1996 and December 31, 1995:

----------------------------------------------------------------------------------------------
(amounts in thousands)                                   1996                    1995
----------------------------------------------------------------------------------------------
                                                 Assets  Accumulated       Assets   Accumulated
                                                 Exceed     Benefits       Exceed      Benefits
                                            Accumulated       Exceed  Accumulated       Exceed
                                               Benefits       Assets     Benefits       Assets
----------------------------------------------------------------------------------------------
Actuarial present value of:
 Vested benefits                               $214,534      $15,136     $187,814      $40,185
 Nonvested benefits                              13,801        1,060       12,518        6,776
----------------------------------------------------------------------------------------------
  Accumulated benefit obligation                228,335       16,196      200,332       46,961
Effect of projected future salary increases       4,810            3        6,026
----------------------------------------------------------------------------------------------
Projected benefit obligation                    233,145       16,199      206,358       46,961
Plan assets at fair value                       268,258       13,855      216,155       37,067
----------------------------------------------------------------------------------------------
Plan assets in excess of (less than)
 projected benefit obligation                    35,113       (2,344)       9,797       (9,894)
Unrecognized net (gain) loss                   (11,344)        1,470        4,987        9,272
Unrecognized prior service cost                  8,568         2,353        7,043        5,048
Unrecognized net transition (asset) liability     (359)          101        (185)         (85)
Minimum Pension liability                                     (3,924)                 (14,235)
----------------------------------------------------------------------------------------------
Net pension asset (liability)                 $ 31,978      $ (2,344)    $ 21,642    $ (9,894)
----------------------------------------------------------------------------------------------

Other assets include net noncurrent pension assets of $33.6 million and $26.0 million as of December 29, 1996 and December 31, 1995, respectively, exclusive of the additional minimum pension liabilities. As of December 29, 1996 and December 31, 1995, the additional minimum pension liabilities of $3.9 million and $14.2 million, respectively, were offset by intangible assets of $2.4 million and $5.0 million, respectively. The additional minimum pension liabilities at December 29, 1996 and December 31, 1995 were offset by charges to shareholder's equity of $892,000, net of deferred taxes of $590,000, and $5.6 million, net of deferred taxes of $3.6 million, respectively.

The 1995 intangible asset, charge to equity and related deferred taxes discussed above have been revised from the amounts disclosed in the prior year. The 1995 intan-gible asset, charge to equity and related deferred tax effect disclosed in the current year presentation were determined by separately aggregating data for under-funded and overfunded pension plans, consistent with the presentation of the 1996 amounts. The effect of the above was to decrease other assets by $7.1 million and increase the charge to equity and related deferred taxes by $4.3 million and $2.8 million, respectively, as compared to amounts disclosed in the prior year.

NOTE 10

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Salaried employees hired before January 1, 1993, generally become eligible for retiree medical benefits after reaching age 55 with 15 years of service or after reaching age 65. Under the salaried plan, post-age 65 eligible retirees are reimbursed for a portion of the cost of premiums of Medicare supplement insurance policies, based upon vested years of service. Post-age 65 salaried retirees are also reimbursed for certain prescription drug costs, less deductibles. Pre-age 65 eligible retirees are paid a stated percentage of covered medical expenses, less deductibles. Salaried employees hired after January 1, 1993 are not eligible for retiree medical benefits. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and collective bargaining unit. All of the Company's retiree medical plans are unfunded.

For the period subsequent to the Spin-Off, the consolidated financial statements include net periodic postretirement benefit costs that were actuarily determined by the Company. The consolidated financial statements include net periodic postretirement benefit costs allocated from the James River plans for the period up to and including the date of the Spin-Off. The components of the Company's net periodic postretirement benefit costs were as follows:

-------------------------------------------------------------------------------
(amounts in thousands)                           1996         1995         1994
-------------------------------------------------------------------------------
Service cost                                   $1,582      $ 1,511      $ 1,948
Interest cost on accumulated postretirement
 benefit obligation                             5,919        7,094        7,408
Net amortization                               (1,965)      (1,949)      (1,352)
-------------------------------------------------------------------------------
Net periodic postretirement benefit cost       $5,536      $ 6,656      $ 8,004
-------------------------------------------------------------------------------

Net amortization includes amortization of prior service costs and gains and net experience gains and losses over 15 years.

The discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 8.0% and 7.5% as of December 29, 1996 and December 31, 1995, respectively. At December 29, 1996 and December 31, 1995, unrecognized net gain, APBO and postretirement benefit costs for active employees assigned to, and the retirees associated with, the Company were actuarily determined by the Company.

Summary information on the Company's plans is as follows:

-------------------------------------------------------------------------------
(amounts in thousands)                                      1996           1995
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                                 $43,392        $43,327
Fully eligible active participants                        11,000         11,338
Other active participants                                 24,931         26,262
-------------------------------------------------------------------------------
Total accumulated postretirement benefit obligation       79,323         80,927
Unrecognized net gain                                     13,418          8,332
Unrecognized prior service gain                           14,050         15,999
-------------------------------------------------------------------------------
Accrued postretirement benefit obligation               $106,791       $105,258
-------------------------------------------------------------------------------

As of December 29, 1996 and December 31, 1995, the Company has included $5.5 million and $4.9 million, respectively, of accrued postretirement benefit costs in accrued liabilities, representing the estimated current portion of this liability.

The assumed health care cost trend rate used in mea-suring the accumulated postretirement benefit obliga-tion was 8.5% in 1996, declining by 0.5% per year through 2003 to an ultimate rate of 5.0%. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 29, 1996 would have increased by $14.5 million. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1996 would have been an increase of $1.4 million.

NOTE 11

COMMITMENTS AND CONTINGENT LIABILITIES

LEASES

As of December 29, 1996, future minimum rental payments under noncancelable operating leases were as follows:

-------------------------------------------------------
                                                Minimum
(amounts in thousands)                          Rentals
-------------------------------------------------------
1997                                              5,495
1998                                              4,709
1999                                              3,387
2000                                              3,250
2001                                              3,133
Later years                                      15,176
-------------------------------------------------------
Total future minimum rentals                     35,150
-------------------------------------------------------

Rent expense totaled $6.7 million in 1996, $8.8 million in 1995 and $13.9 million in 1994.

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

The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totalling $11.1 million and $10.4 million at December 29, 1996 and December 31, 1995, respectively.

In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 18 sites in the United States. The Company has previously settled its remediation obligations at many of these sites and is awaiting final delist-ing as a PRP. At other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At certain other sites, remedial investigation is underway. While it is reasonably possible that a loss may be incurred at these sites, an estimate of potential loss is not yet possible. Based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $697,000 at December 29, 1996 and $691,000 at December 31, 1995, respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial condition of the Company.

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

In December 1993, the EPA published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"). The final Cluster Rules were scheduled to be issued in late 1995; however, issuance has been repeatedly delayed. Current indications are that the rules will be issued in mid-1997 with a compli-ance date of 2000. These Cluster Rules may require significant changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on the Company's understanding of the proposed rules, the Company estimates that approximately $68 million of capital expenditures may be required to comply with the rules.

Crown Paper Co. NOTE 12

EMPLOYEE STOCK OWNERSHIP PLAN

The Parent sponsors an Employee Stock Ownership Plan (ESOP) which is available to substantially all employees of the Company. Participants may elect to contribute up to 10% of their compensation as pre-tax contributions under Internal Revenue Code Section 401(k). The Company will make matching contributions (up to a maximum of 6%) which vary based upon each participant's contribution as a percent of their compensation.

The ESOP was initially funded by a $10 million loan from Crown Paper Co. The proceeds were then used to purchase 444,445 shares of the Parent's Common Stock. The price per share of $22.50 was based upon the average of the high/low bid price on September 27, 1995. The loan bears interest at 11% with level monthly payments of principal and interest and is due September 28, 2002. The Company's annual contributions to the ESOP in the form of matching contributions will be at least equal to the amount needed by the ESOP to make the principal and interest payments on the loan, less dividends received by the ESOP on unre-leased shares.

The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees who make 401(k) contributions that year, based on the proportion of debt service paid in the year.

Compensation expense for the 401(k) match and the ESOP was $2.5 million in 1996 and $751,000 in 1995. The ESOP shares as of December 29, 1996 and December 31, 1995 were as follows:

----------------------------------------------------------------------
                                                   Number of Shares
                                                   1996           1995
----------------------------------------------------------------------
Allocated shares                                188,910          5,373
Shares released for
 allocation                                      81,888         28,006
Unearned shares                                 173,647        411,066
----------------------------------------------------------------------
Total ESOP shares                               444,445        444,445
----------------------------------------------------------------------
Fair value of unearned shares
at end of year                               $1,367,500     $5,858,000
----------------------------------------------------------------------

NOTE 13

QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
-------------------------------------------------------------------------------
                         First      Second       Third      Fourth
(amounts in thousands) Quarter     Quarter     Quarter     Quarter         Year
-------------------------------------------------------------------------------
1996
Net sales             $252,853    $230,564    $221,064    $220,895     $925,376
Gross margin            32,894      23,049      11,332       7,682       74,957
Net income (loss)        5,007     (1,015)     (7,529)    (12,999)     (16,536)
-------------------------------------------------------------------------------
1995
Net sales             $261,677    $272,253    $264,779    $277,797   $1,076,506
Gross margin            33,022      32,717      43,763      46,340      155,842
Net income              11,746      10,398      13,846      12,061       48,051
-------------------------------------------------------------------------------

Crown Paper Co. NOTE 14

SUPPLEMENTAL PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

The following supplemental unaudited pro forma con-densed statement of operations is presented for infor-mational purposes to present the results of operations assuming that the Spin-Off of the Predecessor Business had occurred at the beginning of the year ended December 31, 1995. This information may not necessarily be indicative of the future results of operations of the Company or what the results of operations would have been had the Company operated as a separate independent Company during the entire period presented.


-------------------------------------------------------------------------------
Year Ended December 31, 1995
-------------------------------------------------------------------------------
                                                       Pro forma
(amounts in thousands)                   Historical  Adjustments      Pro forma
-------------------------------------------------------------------------------
Net sales                                $1,076,506     $(750)(a)    $1,075,756
Cost of goods sold                          920,664      1,393(b)       922,057
-------------------------------------------------------------------------------
Gross margin                                155,842     (2,143)         153,699
Selling and administrative expenses          55,516                      55,516
-------------------------------------------------------------------------------
Operating income                            100,326     (2,143)          98,183
Interest expense                             21,138     32,351(c)        53,489
Other income, net                               565                         565
-------------------------------------------------------------------------------
Income before income taxes                   79,753    (34,494)          45,259
Provision for income taxes                   31,702    (13,418)(d)       18,284
-------------------------------------------------------------------------------
Net Income                                  $48,051   $(21,076)         $26,975
-------------------------------------------------------------------------------

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

(c) Reflects pro forma increases in the Company's interest expense assuming that amounts outstanding in 1996 with respect to the Senior Subordinated Notes, and borrowing under the Bank Credit Facility were outstanding during the entire period in 1995. Pro forma interest expense also includes line of credit fees, guaranty fees for IRB's and commitment fees on the unused portion of the Revolver for the periods presented. Included in pro forma interest expense is the amortization of the pro rata portion of debt issue costs related to the Financings which is amortized over the lives of the related indebtedness. Variable rate debt of the Company is subject to ongoing interest rate fluctuations. The effect of a 1% increase in the interest rate on these borrowings would have the impact of increasing interest expense by approximately $1.8 million.

(d) Reflects the effect of the pro forma adjustments on income tax expense using an estimated marginal tax rate of 38.9%.