Form 10-Q
period 1997-06-29
CROWN PAPER CO
filed 1997-08-13
CIK 946820

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended:  June 29, 1997  Commission File Number: 33-93494
--------------------------------------------------------------------------------


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

                                                       Yes  X    No
                                                          -----     -----

Number of shares of no par value common stock outstanding as of the close of business on August 8, 1997:

               One (1) share, which is owned by Crown Vantage Inc.
             -------------------------------------------------------

                                     INDEX
                                 CROWN PAPER CO.




PART I:        Financial Information

               Item 1.        Financial Statements

                    - Condensed Consolidated Balance Sheets - June 29, 1997 and December 29, 1996.

                    - Condensed Consolidated Statements of Operations - Three months and six months ended June 29, 1997 and June 30, 1996.

                    - Condensed Consolidated Statements of Cash Flows - Six months ended June 29, 1997 and June 30, 1996.

                    -  Notes to Condensed Consolidated Financial Statements.

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:       Other Information

               Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS

                                 CROWN PAPER CO.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS OF DOLLARS)



ASSETS                                                June 29, 1997  December 29, 1996
                                                      ------------   -----------------
                                                       (UNAUDITED)
                                                       -----------

Current Assets:
     Cash and cash equivalents                         $    8,287    $    1,175
     Accounts receivable, net                              52,177        56,004
     Inventories                                           96,340        97,975
     Prepaid expenses and other current assets             12,864        15,217
     Deferred income taxes                                 14,191        14,191
                                                       ----------    ----------
          Total current assets                            183,859       184,562
Property, plant and equipment, net                        660,411       678,154
Other assets                                               37,519        36,759
Unamortized debt issue costs                               14,927        16,023
Intangibles, net                                           29,539        30,101
                                                       ----------    ----------
          Total Assets                                   $926,255      $945,599
                                                       ----------    ----------
                                                       ----------    ----------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                   $  56,033     $  60,612
     Accrued liabilities                                   81,135        80,920
     Current portion of long-term debt                      7,358         6,761
                                                       ----------    ----------
          Total current liabilities                       144,526       148,293
Long-term debt                                            456,931       447,229
Accrued postretirement benefits other than pensions       102,371       101,273
Other long-term liabilities                                15,121        15,373
Deferred income taxes                                      92,340       102,468
                                                       ----------    ----------
           Total Liabilities                              811,289       814,636
                                                       ----------    ----------
Shareholder's Equity:
     Preferred Stock, no par value;
        Authorized - 5,000 shares;
        Issued and outstanding - None
     Common Stock, no par value;
        Authorized - 5,000 shares;
        Issued and outstanding one (1)
               share at June 29, 1997
               and December 29, 1996                      130,823       129,058
        Minimum pension liability                            (892)         (892)
        Cumulative foreign currency translation adjustment  1,491         3,365
        Retained deficit                                  (16,456)         (568)
                                                       ----------    ----------
                                                          114,966       130,963
                                                       ----------    ----------
Total Liabilities and Shareholder's Equity               $926,255      $945,599
                                                       ----------    ----------
                                                       ----------    ----------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 CROWN PAPER CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Second Quarter (13 weeks) and Six Months (26 weeks)
                      Ended June 29, 1997 and June 30, 1996
                   (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)


                                                         Second Quarter                  Six Months
                                                   -------------------------     ------------------------
                                                      1997           1996           1997           1996
                                                   -----------  -----------      -----------   ----------
                                                          (UNAUDITED )                  (UNAUDITED )

Net sales                                          $ 224,932      $ 230,564      $ 453,573      $ 483,417
Cost of goods sold                                   214,180        207,515        425,657        427,474
                                                   -----------  -----------      -----------   ----------
Gross margin                                          10,752         23,049         27,916         55,943
Selling and administrative expenses                   12,263         12,367         28,769         24,340
                                                   -----------  -----------      -----------   ----------
        Operating Income (Loss)                       (1,511)        10,682           (853)        31,603
Interest expense                                     (12,628)       (12,487)       (25,043)       (25,371)
Other income, net                                        717            118            858            392
                                                   -----------  -----------      -----------   ----------
        Income (loss) before income taxes            (13,422)        (1,687)       (25,038)         6,624
Provision (benefit) for income taxes                  (4,898)          (672)        (9,150)         2,632
                                                   -----------  -----------      -----------   ----------
                NET INCOME (LOSS)                   $ (8,524)      $ (1,015)      $(15,888)        $3,992
                                                   -----------  -----------      -----------   ----------
                                                   -----------  -----------      -----------   ----------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 CROWN PAPER CO.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Six Months (26 weeks)
                      Ended June 29, 1997 and June 30, 1996
                            (IN THOUSANDS OF DOLLARS)


                                                               Six Months
                                                       --------------------------
                                                          1997           1996
                                                       -----------    -----------
                                                              (UNAUDITED)

Cash Provided by (Used for) Operating Activities:
     Net income (loss)                                  $ (15,888)       $3,992
     Items not affecting cash:
          Depreciation and cost of timber harvested        41,228        37,583
          Amortization of goodwill and other intangibles      562           562
          Non-cash interest                                 1,110         1,485
          Other, net                                        1,061         1,645
     Changes in current assets and liabilities:
          Accounts receivable (includes
           $40,000 sold in 1996)                            3,827        53,483
          Inventories                                       1,635         1,061
          Other current assets                              2,353          (437)
          Accounts payable                                  1,496        (6,438)
          Other current liabilities                           215        (2,600)
     Decrease in deferred income taxes                    (10,128)         (246)
     Other, net                                            (1,703)        4,625
                                                       -----------    -----------
          Cash Provided by Operating Activities            25,768        94,715
                                                       -----------    -----------
Cash Provided by (Used for) Investing Activities:
     Expenditures for property, plant and equipment       (30,494)      (37,652)
     Other, net                                             1,556           353
                                                       -----------    -----------
          Cash Used for Investing Activities              (28,938)      (37,299)
                                                       -----------    -----------
Cash Provided by (Used for) Financing Activities:
     Proceeds from draw down of Revolving Credit           68,000       106,000
     Repayments of Revolving Credit                       (54,000)     (109,000)
     Repayments of Term Loans and other long-term debt     (3,718)      (47,047)
                                                       -----------    -----------
          Cash Provided by (Used for)
           Financing Activities                            10,282       (50,047)
                                                       -----------    -----------
Increase in cash and cash equivalents                       7,112         7,369
Cash and cash equivalents at beginning of year              1,175         5,335
                                                       -----------    -----------
Cash and cash equivalents at end of period               $  8,287      $ 12,704
                                                       -----------    -----------
                                                       -----------    -----------


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

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 29, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Paper Co.'s Form 10-K for the year ended December 29, 1996. Certain 1996 amounts have been reclassified to conform with 1997 presentation.

NOTE 2  --  INCOME TAX

     The income tax benefit for the quarter and six months ended June 29, 1997 and the quarter ended June 30, 1996 and income tax expense for the six months ended June 30, 1996 have been provided at the Company's estimated tax rates of approximately 36.5% and 39.8%, respectively.

NOTE 3  --  LONG TERM DEBT

Consolidated long-term debt consists of the following:


                                                     June 29        December 29
                                                      1997              1996
                                                    ---------       -----------
                                                     (IN THOUSANDS OF DOLLARS)

     Bank Credit Facility:
          Revolving credit, due 2002                $ 39,000          $  25,000
          Term Loan A, due 2002                       43,234             45,712
          Term Loan B, due 2003                       98,500             99,000
                                                    ---------       -----------
                                                     180,734            169,712
     11% Senior Subordinated Notes, due 2005         250,000            250,000
     Industrial Revenue Bonds, payable to 2026        33,555             34,278
                                                    ---------       -----------
                                                     464,289            453,990
     Less current portion                              7,358              6,761
                                                    ---------       -----------
                                                    $456,931           $447,229
                                                    ---------       -----------
                                                    ---------       -----------

     Maturities of long-term debt, excluding the revolving credit, for the next five fiscal year ends are: 1998 - $8.6 million; 1999 - $8.6 million; 2000 - $11.1 million; 2001 - $7.5 million; and 2002 - $56.4 million.

NOTE 4 --  INVENTORIES

                                                     June 29        December 29
                                                      1997              1996
                                                    ---------       -----------
                                                     (IN THOUSANDS OF DOLLARS)

Raw materials                                      $  26,328            $26,283
Work in process                                        6,396              7,490
Finished goods                                        40,663             42,168
Stores and supplies                                   34,835             34,640
                                                    ---------       -----------
                                                     108,222            110,581
Reduction to state inventories at
 last-in, first-out cost                             (11,882)           (12,606)
                                                    ---------       -----------
                                                   $  96,340          $  97,975
                                                    ---------       -----------
                                                    ---------       -----------


NOTE 5  --  LITIGATION AND ENVIRONMENTAL MATTERS

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

     The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totalling $10.9 million and $11.1 million at June 29, 1997 and December 29, 1996, respectively. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the

Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 18 sites in the United States. The Company has previously settled its remediation obligations at many of these sites and is awaiting final delisting as a PRP. At other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At certain other sites, remedial investigation is underway. While it is reasonably possible that a loss may be incurred at these sites, an estimate of potential loss is not yet possible. Based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $ .6 million and $ .7 million at June 29, 1997 and December 29, 1996, respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial condition of the Company.

     However, because of uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. In addition, as is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

     In December 1993, the EPA published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"). The final Cluster Rules were scheduled to be issued in late 1995; however, issuance has been repeatedly delayed. Current indications are that the rules will be issued in late 1997 with a compliance date of 2000 to 2001. These Cluster Rules may require significant changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the
Company's mills.     Based on the Company's understanding of the proposed
rules, the Company estimates that approximately $68 million of capital expenditures may be required to comply with the rules.

NOTE 6 -- STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

     Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"), requires that the Company assess the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets be estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to make certain estimates of future production volumes and costs, as well as future sales volumes, demand for the Company's product mix, and prices which are expected to occur from use of its long-lived assets and market conditions. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's actual performance could differ from such estimates which could result in a material impairment loss on its long-lived assets.

NOTE 7 -- EMPLOYEE STOCK  OWNERSHIP PLAN

     On May 2, 1997 the Company and the Parent entered into an agreement with the Crown Vantage Inc. Employee Stock Ownership Plan (the "ESOP") whereby the ESOP purchased $3.0 million of Common Stock from the Company. The purchase was funded by a loan to the ESOP from the Company which bears interest at 11% and is due May 1, 2004. The ESOP purchased 500,000 shares of Common Stock of the Parent at the average of the high and low prices for the previous 10 day trading period. The shares are to be used to satisfy the Company's matching obligation with respect to the ESOP and are pledged as collateral for the ESOP's debt. As the Company recognizes compensation expense for its matching contribution, shares are committed for release from collateral.

NOTE 8 -- NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company operates 11 facilities using 33 paper machines and is approximately 75% integrated with the Company's pulp operations. The Company's two largest facilities are integrated operations located in St. Francisville, Louisiana and Berlin and Gorham, New Hampshire. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Massachusetts; Newark, Delaware; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. The Company's food and retail packaging papers are produced primarily at non-integrated facilities in Port Huron and Parchment, Michigan and Milford, New Jersey. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Virginia.

RESULTS OF OPERATIONS

     The Company's net sales for each business sector as well as pulp and miscellaneous, are as follows:


                                                                   Net Sales and Tonnage by Sector
                                                                       for the Six Months Ended
                                                             June 29, 1997                June 30, 1996
                                                          --------------------------  ------------------------
                                                             Tons         Sales           Tons         Sales
                                                          ----------    -----------   -----------    ----------
                                                         (thousands)     (millions)   (thousands)    (millions)
Printing and Publishing Papers
     Coated groundwood                                      142.9        $  95.1          124.0         $117.4
     Uncoated                                               123.6          120.1          121.8          124.5

Specialty Papers
     Food and retail packaging                              117.3          149.7          119.2          160.0
     Converting                                              88.7           80.0           80.6           75.1

Pulp and Miscellaneous                                       24.1            8.7           17.1            6.4
                                                          ----------    -----------   -----------    ----------
                                                            496.6        $ 453.6          462.7        $ 483.4
                                                          ----------    -----------   -----------    ----------
                                                          ----------    -----------   -----------    ----------



                                                                   Net Sales and Tonnage by Sector
                                                                       for the Six Months Ended
                                                             June 29, 1997                June 30, 1996
                                                          --------------------------  ------------------------
                                                             Tons         Sales           Tons         Sales
                                                          ----------    -----------   -----------    ----------
                                                         (thousands)     (millions)   (thousands)    (millions)
Printing and Publishing Papers
     Coated groundwood                                       71.0         $ 47.9           60.4         $ 53.6
     Uncoated                                                60.1           58.6           60.3           58.8
Specialty Papers
     Food and retail packaging                               58.3           74.4           59.3           75.3
     Converting                                              45.1           39.3           43.2           38.5

Pulp and Miscellaneous                                       12.9            4.7           13.9            4.4
                                                          ----------    -----------   -----------    ----------
                                                            247.4         $224.9          237.1         $230.6
                                                          ----------    -----------   -----------    ----------
                                                          ----------    -----------   -----------    ----------

NET SALES

     The Company's net sales decreased 6.2% to $453.6 million for the six months ended June 29, 1997 as compared to $483.4 million for the same period in 1996. Net sales decreased 2.4% to $224.9 million for the quarter ended June 29, 1997 as compared to $ 230.6 million for the same period in 1996.
The decrease for the six month period of 1997 resulted primarily from a 12.6% decline in average selling price per ton, which was partially offset by a 7.3% increase in sales volume. The decrease in net sales for the quarter ended June 29, 1997 as compared to the quarter ended June 30, 1996 was principally due to a 6.5% decline in average selling price per ton, which was partially offset by a 4.3% increase in sales volume.

     Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the six month period ended June 29, 1997 were $95.1 million, a decline of 18.9% as compared to the same period in 1996. Sales volume increased 18,900 tons for the first six months of 1997 compared to 1996, while the average sales price per ton declined from $946 in 1996 to $665 in 1997. Net sales of coated groundwood papers decreased $5.7 million in the second quarter of 1997 as compared to the second quarter of 1996, a 10.6% decline. This decrease in net sales is primarily due to a 23.9% decline in average selling price per ton which was partially offset by a 17.5% increase in sales volume.

     Net sales of uncoated printing and publishing papers decreased $4.4 million from $124.5 million for the first six months of 1996 to $120.1 million for the first six months of 1997, a 3.6% decline. Average selling price per ton for the first six months of 1997 declined by $51 (or 5.0%) as compared to the same period in 1996, while 1997 sales volume increased 1.5% as compared to 1996. Net sales of uncoated printing and publishing papers in the second quarter of 1997 were $58.6 million, which was virtually unchanged from the second quarter of 1996. Sales volume and average sales price per ton did not significantly fluctuate from quarter to quarter.

     Food and retail packaging paper net sales totaled $149.7 million during the first six months of 1997, a $10.3 million decline from the same period in 1996. The 6.4% decrease in net sales is primarily the result of a 4.9% decrease in average selling price per ton and a 1.6% decline in sales volume during the six month period ended June 29, 1997 as compared to the same period in 1996. Price movements within the Company's food and retail packaging papers business are closely aligned with pulp price changes. Industry pulp prices began to decline in first quarter 1996 and remained at low levels through the second quarter of 1997. The decline in pulp prices negatively affected average selling prices per ton in the first and second quarter of 1997 as compared to the first and second quarter of 1996. For the second quarter of 1997, net sales were $74.4 million which was virtually unchanged from second quarter 1996. Sales volume and average sales price per ton did not significantly fluctuate from quarter to quarter.

     Net sales of specialty converting papers during the first six months of 1997 were $80.0 million, a 6.5% increase compared to the first six months of 1996. The increase is the result of a 9.9% increase in tons sold in 1997 compared to 1996 which was partially offset by a 3.1% decrease in average selling price per ton. Net sales of specialty converting papers in the second quarter of 1997 totaled $39.3 million, a 2.1% increase from second quarter 1996 net sales of $38.5 million. Tons sold in the second quarter of 1997 were 45,100, a 4.2% increase over the same period in 1996. However, average selling price per ton in the second quarter of 1997 declined 2.1% as compared to the second quarter of 1996.

     Net sales of pulp and miscellaneous products increased to $8.7 million for the six months ended June 29, 1997 as compared to $6.4 million in the same period of 1996. Tons of pulp sold is a function of market demand as well as managing, to the Company's best advantage, internal pulp integration.
Tons sold in the first half of 1997 increased to 24,100 compared to 17,100 in the same period of 1996. In the second quarter of 1997 net sales increased to $4.7 million from $4.4 million in the second quarter of 1996. The increase in net sales for the second quarter is due to an increase in average selling price per ton of 13.8% which was partially offset by a decrease of 1,000 tons in sales volume.

OPERATING INCOME


                                                       Operating Income by  Sector      Operating Income by Sector
                                                          for the Quarter Ended           for the Six Months Ended
                                                       ----------------------------     ----------------------------
                                                       June 29, 1997  June 30, 1996     June 29, 1997  June 30, 1996
                                                       -------------  -------------     -------------  -------------
                                                               (Millions)                       (Millions)

Printing and Publishing Papers                             $ (6.3)        $  8.2        $ (10.5)        $ 22.1
Food and retail packaging                                     2.9            3.7            4.4            5.2
Converting                                                    1.7            3.5            6.0            9.5
Pulp and Miscellaneous                                         .2           (4.7)          (.80)          (5.2)
                                                       -------------  -------------     -------------  -------------
                                                           $ (1.5)        $ 10.7         $  (.9)        $ 31.6
                                                       -------------  -------------     -------------  -------------
                                                       -------------  -------------     -------------  -------------


     The Company had an operating loss of $.9 million for the six month period in 1997 compared to operating income of $31.6 million for the same period in 1996. Lower prices in the first two quarters of 1997 decreased operating income by $57.8 million as compared to the same period in 1996. Higher volumes and lower costs in the first half of 1997 as compared to the same period in 1996 improved operating performance by $19.6 million and $5.8 million, respectively. In the second quarter of 1997, the operating loss was $1.5 million, compared to operating income of $10.7 million for the second quarter of 1996. Operating income declined in the second quarter of 1997 as compared to the second quarter of 1996 due to lower prices and higher costs which decreased operating performance by $14.4 million and

$4.8 million respectively. Higher volumes of $6.9 million improved operating income in the second quarter of 1997 as compared to the same quarter of 1996. In addition, the increase in second quarter costs was caused by once-a-year scheduled maintenance downs and inspections at the Company's Berlin-Gorham, St. Francisville, and Richmond mills, which in the prior year had been spread across several quarters. These downs reduced operating results by approximately $9 million during the quarter.

     Operating income for printing and publishing papers decreased to a loss of $10.5 million in the six months of 1997 compared to income of $22.1 million for the same period in 1996. The decrease in operating income resulted primarily from the decrease in paper prices discussed above. The operating loss of $6.3 million in the second quarter of 1997 declined by $14.5 million from $8.2 million of operating income in the second quarter of 1996. The decrease was primarily due to the 23.9% decline in average selling price for coated groundwood papers and the once-a-year scheduled maintenance downs and inspections discussed above.

     Food and retail packaging operating income decreased from $5.2 million for the first six months of 1996 to $ 4.4 million in the first six months of 1997. The decrease in operating profits is attributable to the decline in average selling price per ton discussed above. However, reduced pulp prices and other cost saving initiatives during the first six months of 1997 as compared to the same period in 1996 benefitted operating results at the company's packaging mills which are non-integrated. Operating results declined from $3.7 million in the second quarter of 1996 to $2.9 million in the second quarter of 1997. Second quarter 1997 operating results declined as a result of higher pulp costs in the second quarter of 1997 compared to the second quarter of 1996.

     Operating income for converting papers decreased to $6.0 million in the first six months of 1997 as compared to $9.5 million in the first six months of 1996. The decrease in operating profits is primarily attributable to the average selling price per ton decreasing 3.1% for the first six months of 1997 compared to 1996. Operating profits for the second quarter of 1997 were $1.7 million, a decrease from operating profits of $3.5 million in the second quarter of 1996. The decrease in operating profit is attributable to the decrease in average selling price per ton and the once-a-year scheduled maintenance down and inspection at the Richmond mill, which were partially offset by the increase of 1,900 tons sold from quarter to quarter.

     Selling and administrative expenses increased $4.4 million for the six month period of 1997, compared to the same period in 1996. The increase is due to higher commissions (which are volume related) as well as higher depreciation on certain computer systems placed in service after June 30, 1996. The increases in the second quarter of 1997 and the first six months of 1997 over the same periods in 1996 are also attributable to expenses associated with the Company's accounts receivable securitization which were classified as interest expense in the first quarter and most of the second quarter in 1996. Selling and administrative expenses were virtually the same for second quarter 1997 as compared to second quarter 1996.

INTEREST EXPENSE

     Interest expense for the six month period of 1997 and 1996 was $25.0 million and $25.4 million, respectively. Interest expense for the second quarter of 1997 and 1996 was $12.6 and $12.5, respectively.

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

     Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $43.9 million has been used at June 29, 1997) and can be used for general corporate purposes, working capital needs, letters of credit and permitted investments. At June 29, 1997, $39.0 million of the revolving credit was outstanding and $67.1 million of the aggregate line was available if needed.

     Cash flows provided by operating activities were $25.8 million for the six months ended June 29, 1997 compared to $94.7 million for the six months ended June 30, 1996. The decrease in operating cash flows is mainly attributable to the $15.9 million loss as compared to $4.0 million net income for the first six months of 1997 and 1996, respectively, and the sale of $40 million of trade accounts receivable in June 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $41.8 million for the first six months of 1997 as compared to $70.1 million for the comparable period in 1996.

     The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the six months ended June 29, 1997 were $30.5 million compared to $37.7 million in the same period in 1996. Approximately $7.9 million of 1997 capital expenditures represents amounts that were accrued at December 29, 1996 for which cash payments were made in 1997. The majority of the $7.9 million represents final cash payments related to the rebuild of a coated paper-machine at the Company's St. Francisville, Louisiana mill. The remaining 1997 expenditures primarily represented capital maintenance projects. Capital expenditure projects during the first six months of 1996 related to capital maintenance projects, construction of a wastewater treatment plant at Parchment, Michigan, and the start of the Company's rebuild of the Number 1 paper machine at the St. Francisville mill. The Company's strategic capital plan involves aggregate capital expenditures for the remainder of 1997 of approximately $30.5 million. These capital expenditures are primarily capital maintenance projects and are expected to be financed by cash flows from operations.

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

CROWN PAPER CO.
(Registrant)




/s/ R. Neil Stuart                    /s/ Michael J. Hunter
-----------------------------------   --------------------------------
R. Neil Stuart                        Michael J. Hunter
Senior Vice President,                Vice President,
Chief Financial Officer               Chief Accounting Officer
(Duly Authorized Officer)             (Duly Authorized
                                      Chief Accounting Officer)



August 12, 1997