Form 10-Q
period 1997-09-28
CROWN PAPER CO
filed 1997-11-13
CIK 946820

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended:  September 28, 1997   Commission File Number:
33-93494
--------------------------------------------------------------------------------

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

                                                  Yes    X           No
                                                     ---------         ---------

Number of shares of no par value common stock outstanding as of the close of business on
November 12, 1997:

             One (1) share, which is owned by Crown Vantage Inc.
             ---------------------------------------------------

                                    INDEX
                               CROWN PAPER CO.




PART I:  Financial Information

         Item 1.       Financial Statements

                  - Condensed Consolidated Balance Sheets - September 28, 1997 and December 29, 1996.

                  - Condensed Consolidated Statements of Operations - Three months and nine months ended September 28, 1997 and September 29, 1996.

                  - Condensed Consolidated Statements of Cash Flows - Nine months ended September 28, 1997 and September 29, 1996.

                  -  Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II: Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS


                               CROWN PAPER CO.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS OF DOLLARS)

ASSETS                                                          SEPTEMBER 28, 1997    DECEMBER 29, 1996
                                                                -----------------     -----------------
                                                                    (UNAUDITED)
                                                                    -----------
Current Assets:
        Cash and cash equivalents                                    $  10,205            $   1,175
        Accounts receivable, net                                        50,233               56,004
        Inventories                                                     94,362               97,975
        Prepaid expenses and other current assets                        6,793               15,217
        Deferred income taxes                                           14,191               14,191
                                                                      --------             --------
                 Total current assets                                  175,784              184,562
Property, plant and equipment, net                                     652,678              678,154
Other assets                                                            38,780               36,759
Unamortized debt issue costs                                            14,554               16,023
Intangibles, net                                                        29,258               30,101
                                                                      --------             --------
                 Total Assets                                        $ 911,054            $ 945,599
                                                                      --------             --------
                                                                      --------             --------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
        Accounts payable                                             $  45,251            $  60,612
        Accrued liabilities                                             72,373               80,920
        Current portion of long-term debt                               10,065                6,761
                                                                      --------             --------
                 Total current liabilities                             127,689              148,293
Long-term debt                                                         466,754              447,229
Accrued postretirement benefits other than pensions                    101,383              101,273
Other long-term liabilities                                             15,463               15,373
Deferred income taxes                                                   89,730              102,468
                                                                      --------             --------
                 Total Liabilities                                     801,019              814,636
                                                                      --------             --------
Shareholder's Equity:
        Preferred Stock, no par value;
           Authorized - 5,000 shares;
           Issued and outstanding - None
        Common Stock, no par value;
           Authorized - 5,000 shares;
           Issued and outstanding one (1)
                share at September 28, 1997
                and December 29, 1996                                  131,698              129,058
        Minimum pension liability                                         (892)                (892)
        Cumulative foreign currency translation adjustment                (126)               3,365
        Retained deficit                                               (20,645)              (  568)
                                                                      --------             --------
                                                                       110,035              130,963
                                                                      --------             --------
Total Liabilities and Shareholder's Equity                           $ 911,054            $ 945,599
                                                                      --------             --------
                                                                      --------             --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CROWN PAPER CO.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Third Quarter (13 weeks) and Nine Months (39 weeks)
               Ended September 28, 1997 and September 29, 1996
                 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE)

                                          Third Quarter                   Nine Months
                                     -----------------------        -----------------------
                                       1997           1996            1997           1996
                                     --------       --------        --------       --------
                                           (UNAUDITED )                   (UNAUDITED )
Net sales                            $226,808       $221,064        $680,381      $ 704,481
Cost of goods sold                    206,210        209,732         631,867        637,206
                                     --------       --------        --------       --------
Gross margin                           20,598         11,332          48,514         67,275
Selling and administrative expenses    13,963         13,792          42,732         38,132
                                     --------       --------        --------       --------
         Operating income (loss)        6,635      (   2,460)          5,782         29,143
Interest expense                     ( 13,039)     (  11,952)        (38,082)       (37,323)
Other income, net                          71            211             929            603
                                     --------       --------        --------       --------
         Loss before income taxes    (  6,333)     (  14,201)        (31,371)      (  7,577)
Benefit for income taxes             (  2,144)     (   6,672)        (11,294)      (  4,040)
                                     --------       --------        --------       --------
              NET LOSS              $(  4,189)    $(   7,529)       $(20,077)     $(  3,537)
                                     --------       --------        --------       --------
                                     --------       --------        --------       --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CROWN PAPER CO.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Nine Months (39 weeks)
               Ended September 28, 1997 and September 29, 1996
                         (IN THOUSANDS OF DOLLARS)

                                                                              Nine Months
                                                                     -----------------------------
                                                                         1997             1996
                                                                     ------------     ------------
                                                                              (UNAUDITED)
Cash Provided by (Used for) Operating Activities:
       Net loss                                                         $(20,077)         $(3,537)
       Items not affecting cash:
             Depreciation and cost of timber harvested                    61,548           57,712
             Amortization of goodwill and other intangibles                  844              844
             Non-cash interest                                             2,050            2,385
             Other, net                                                    1,939            3,009
       Changes in current assets and liabilities:
             Accounts receivable (includes $40,000 sold in 1996)           5,771           49,885
             Inventories                                                   3,613            4,109
             Other current assets                                          8,425          (10,546)
             Accounts payable                                             (7,885)         (11,483)
             Other current liabilities                                   (10,119)          (2,424)
       Decrease in deferred income taxes                                 (12,738)          (2,183)
       Other, net                                                         (3,603)           1,906
                                                                     ------------     ------------
             Cash Provided by Operating Activities                        29,768           89,677
                                                                     ------------     ------------


Cash Provided by (Used for) Investing Activities:
       Expenditures for property, plant and equipment                    (45,005)         (58,907)
       Other, net                                                          2,078             (371)
                                                                     ------------     ------------
             Cash Used for Investing Activities                          (42,927)         (59,278)
                                                                     ------------     ------------
                                                                     ------------     ------------

Cash Provided by (Used for) Financing Activities:
       Proceeds from draw down of Revolving Credit                        97,000          171,000
       Repayments of Revolving Credit                                    (74,000)        (163,000)
       Proceeds  from issuance of
             Industrial Revenue Bonds, net                                 7,241           12,100
       Repayments of Term Loans and other long-term debt                  (8,052)        ( 49,631)
                                                                     ------------     ------------
             Cash Provided by (Used for)  Financing Activities            22,189         ( 29,531)
                                                                     ------------     ------------

Increase in cash and cash equivalents                                      9,030              868
Cash and cash equivalents at beginning of year                             1,175            5,335
                                                                     ------------     ------------
Cash and cash equivalents at end of period                             $  10,205        $   6,203
                                                                     ------------     ------------
                                                                     ------------     ------------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CROWN PAPER CO.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1  --  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the consolidated operations, assets, and liabilities of Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries. Crown Paper Co. and subsidiaries (The "Company") is a wholly owned subsidiary of Crown Vantage Inc. (the "Parent"). The Parent became an independent company after the Board of Directors of James River Corporation of Virginia ("James River"), now known as Fort James Corporation ("Fort James"), approved the spin-off of assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business ("Predecessor Business"). At the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Parent (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Parent's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Parent's common stock was issued and began trading on NASDAQ on August 28, 1995.

    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 29, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Paper Co.'s Form 10-K for the year ended December 29, 1996. Certain 1996 amounts have been reclassified to conform with the 1997 presentation.


NOTE 2  --  INCOME TAX

    The income tax benefits for the quarter and nine months ended September 28, 1997 and September 29, 1996 were provided based on the Company's estimated annual tax rates of 36% and 39.8%, respectively. In addition, the Company recognized a benefit of $1.0 million in the third quarter of 1996 for reduction of estimated taxes payable for 1995.

NOTE 3  --  LONG TERM DEBT

Consolidated long-term debt consists of the following:

                                              September 28      December 29
                                                  1997             1996
                                             --------------    -------------
                                                (IN THOUSANDS OF DOLLARS)

    Bank Credit Facility:
           Revolving credit, due 2002               $48,000         $ 25,000
           Term Loan A, due 2002                     39,150           45,712
           Term Loan B, due 2003                     98,250           99,000
                                                 -----------       ---------
                                                    185,400          169,712
    11% Senior Subordinated Notes, due 2005         250,000          250,000
    Industrial Revenue Bonds, payable to 2026        41,419           34,278
                                                 -----------       ---------
                                                    476,819          453,990
    Less current portion                             10,065            6,761
                                                 -----------       ---------
                                                  $ 466,754         $447,229
                                                 -----------       ---------
                                                 -----------       ---------

    In August 1997, the Company completed a $2.5 million refinancing of certain industrial revenue bonds (the "Refunding Bonds") issued by the Michigan Strategic Fund. The Refunding Bonds were issued to refinance certain of the Company's water pollution control and sewage and solid waste disposal facilities to be used by the Company. The Refunding Bonds bear interest at 6.25% and are due August 1, 2012. The bonds being refunded were repaid in October 1997.

    Also in August 1997, the Company finalized an agreement with the Michigan Strategic Fund whereby a total of $4.9 million of bonds (the "Project Bonds") were sold to finance certain sewage and solid waste disposal facilities to be used by the Company. The proceeds from the sale of the Project Bonds were used to finance eligible project costs. Upon sale, an amount equivalent to 50% of the proceeds was prepaid on Term Loan A. The Project Bonds bear interest at 6.5% and are due August 1, 2021.

    In the fourth quarter of 1997 Term Loan A was entirely repaid (see "Subsequent Events").

    Maturities of long-term debt (after repayment of Term Loan A), excluding the revolving credit, for the next five fiscal year ends are: 1998 - $1.0 million; 1999 - $1.0 million; 2000 - $1.3 million; 2001 - $.8 million; and 2002 - $47.0 million.

NOTE 4  --  INVENTORIES

                                                       September 28, 1997     December 29, 1996
                                                       ------------------     -----------------
                                                                (IN THOUSANDS OF DOLLARS)
Raw materials                                               $ 25,209               $ 26,283
Work in process                                                6,766                  7,490
Finished goods                                                39,943                 42,168
Stores and supplies                                           35,356                 34,640
                                                         -------------          -------------
                                                             107,274                110,581
Reduction to state inventories at last-in, first-out cost    (12,912)               (12,606)
                                                         -------------          -------------
                                                            $ 94,362               $ 97,975
                                                         -------------          -------------
                                                         -------------          -------------

NOTE 5  --  LITIGATION AND ENVIRONMENTAL MATTERS

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

    The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totaling $11.4 million and $11.1 million at September 28, 1997 and December 29, 1996, respectively. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at approximately 20 sites in the United States. The Company has previously settled its remediation obligations at 11 sites. At 8 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway. While it is reasonably possible that a loss may be incurred at these sites, an estimate of potential loss is not yet possible. Based upon its previous experience with respect to the cleanup of hazardous substances as well as the regular detailed review of its known hazardous waste sites and estimated costs to remediate certain sites, the Company has accrued $.5 million and $.7 million at September 28, 1997 and December 29, 1996, respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial condition of the Company.

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

    In December 1993, the EPA published draft rules which contain proposed regulations affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"). The final Cluster Rules were scheduled to be issued in late 1995; however, issuance has been repeatedly delayed. Current indications are that the rules will be issued in late 1997 with a compliance date of 2001. These Cluster Rules may require significant changes in the pulping, bleaching and/or wastewater treatment processes presently used in some
U.S. pulp and paper mills, including some of the Company's mills.   Based on the
Company's understanding of the proposed rules, the Company estimates that approximately $68 million of capital expenditures may be required to comply with the rules.

NOTE 6 -- STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121

    Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") requires that the Company assess the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets be estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to estimate future production volumes and costs, future sales volumes, demand for the Company's product mix and prices which reflect the use of its long-lived assets and market conditions. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's actual performance could differ from such estimates which could result in a material impairment loss on its long-lived assets (see "Subsequent Events").

NOTE 7 -- EMPLOYEE STOCK  OWNERSHIP PLAN

    On May 2, 1997 the Company and the Parent entered into an agreement with the Crown Vantage Inc. Employee Stock Ownership Plan (the "ESOP") whereby the ESOP purchased $3.0 million of Common Stock from the Parent. The purchase was funded by a loan to the ESOP from Crown Paper Co. which bears interest at 11% and is due May 1, 2004. The ESOP purchased 500,000 shares of Common Stock of the Parent at the average of the high and low prices for the previous 10 day trading period. The shares are to be used to satisfy the Company's matching obligation with respect to the ESOP and are pledged as collateral for the ESOP's debt. As the Company recognizes compensation expense for its matching contribution, shares are committed for release from collateral.

NOTE 8 --SUBSEQUENT EVENTS

    In October 1997 the Company sold approximately 108,000 acres of timber producing properties for approximately $36 million. These forests have accounted for less than 5% of the wood fiber required by the Company's pulp mills at Berlin and St. Francisville. As part of the transaction in the Northeastern United States, the Company entered into a long-term wood supply contract with the buyer to supply wood for the Berlin mill. The Company has retained ownership of certain standing timber in the Southeastern United States and entered into a cutting plan contract with the buyer in order to continue supplying wood fiber to the St. Francisville mill. Proceeds from the sale of the Company's timber properties were used to prepay Term Loan A.

    Also in October 1997, the Company repaid the remaining $3.2 million balance of Term Loan A.

    On October 28, 1997 the Company announced its intention to close its Newark, Delaware facility by the end of the year and seek a buyer for the site. Newark has produced approximately 1,800 tons of paper during the first nine months of 1997. The Company expects to shift most of the Newark mill's production to other mills. The Company anticipates recording a charge related to the closure or divestiture of the mill in the fourth quarter of 1997.

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

    The Company operates 11 facilities using 33 paper machines and is approximately 75% integrated with the Company's pulp operations. The Company's two largest facilities are integrated operations located in St. Francisville, Louisiana and Berlin and Gorham, New Hampshire. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Massachusetts; Newark, Delaware; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. The Company's food and retail packaging papers are produced primarily at non-integrated facilities in Port Huron and Parchment, Michigan, and Milford, New Jersey. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Virginia.

RESULTS OF OPERATIONS

    The Company's net sales for each business sector as well as pulp and miscellaneous are as follows:

                                              Net Sales and Tonnage by Sector
                                                 for the Nine Months Ended
                                         September 28, 1997        September 29, 1996
                                       ----------------------    ----------------------
                                         Tons         Sales        Tons         Sales
                                       --------     ---------    --------     ---------
                                                   (thousands)               (thousands)
Printing and Publishing Papers
   Coated groundwood                    213,769      $147,839     193,396      $170,546
   Uncoated                             182,875       177,561     181,885       181,112


Specialty Papers
   Food and retail packaging            175,887       222,545     176,880       229,703
   Converting                           132,975       117,437     125,341       112,547

Pulp and Miscellaneous                   40,652        14,999      28,742        10,573
                                       ----------    ----------  ----------    ----------

                                        746,158      $680,381     706,244      $704,481
                                       ----------    ----------  ----------    ----------
                                       ----------    ----------  ----------    ----------

                                              Net Sales and Tonnage by Sector
                                                 for the Nine Quarter Ended
                                         September 28, 1997        September 29, 1996
                                       ----------------------    ----------------------
                                         Tons         Sales        Tons         Sales
                                       --------     ---------    --------     ---------
                                                   (thousands)               (thousands)
    Printing and Publishing Papers
        Coated groundwood                70,913     $ 52,713      69,362       $53,191
        Uncoated                         59,251       57,505      60,084        56,613
    Specialty Papers
        Food and retail packaging        58,606       72,838      57,722        69,681
        Converting                       44,301       37,427      44,647        37,419

    Pulp and Miscellaneous               16,496        6,325      11,659         4,160
                                       --------     ---------    --------     ---------

                                        249,567     $226,808     243,474      $221,064
                                       --------     ---------    --------     ---------
                                       --------     ---------    --------     ---------

NET SALES

    The Company's net sales decreased 3.4% to $680.4 million for the nine months ended September 28, 1997 as compared to $704.5 million for the same period in 1996. Net sales increased 2.6% to $226.8 million for the quarter ended September 28, 1997 as compared to $221.1 million for the same period in 1996. The decrease for the nine month period of 1997 resulted primarily from an 8.6% decline in average selling price per ton, which was partially offset by a 5.7% increase in sales volume. The increase in net sales for the quarter ended September 28, 1997 as compared to the quarter ended September 29, 1996 was primarily due to a 2.5% increase in sales volume.

    Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the nine month period ended September 28, 1997 were $147.8 million, a decline of 13.3% as compared to the same period in 1996. Sales volume increased 20,400 tons for the first nine months of 1997 compared to 1996, while the average sales price per ton declined 21.6% from $882 in 1996 to $692 in 1997. During the third quarter of 1997 as compared to the third quarter of 1996 a 2.2% increase in volume was offset by a 3.1% decrease in average selling price per ton.

    Net sales of uncoated printing and publishing papers decreased $3.6 million from $181.1 million for the first nine months of 1996 to $177.6 million for the first nine months of 1997, a 2.0 % decline. Average selling price per ton for the first nine months of 1997 declined by $25 (or 2.5%) as compared to the same period in 1996, while 1997 sales volume increased .5% as compared to 1996. Net sales of uncoated printing and publishing papers in the third quarter of 1997 increased 1.6% to $57.5 million from the third quarter of 1996. The increase from third quarter 1996 to third quarter 1997 is due to an average sales price per ton increase of 3.0% which was partially offset by a volume decrease of 1.4%.

    Food and retail packaging paper net sales totaled $222.5 million during the first nine months of 1997, a $7.2 million decline from the same period in 1996. The 3.1% decrease in net sales is primarily the result of a 2.6% decrease in average selling price per ton during the nine month period ended September 28, 1997 as compared to the same period in 1996. Price movements within the Company's food and retail packaging papers business are closely aligned with pulp price changes. Industry pulp prices began to decline in first quarter 1996 and remained at low levels through the third quarter of 1997; although, pulp prices showed a slight increase for the third quarter of 1997 as compared to the third quarter of 1996. The decline in pulp prices negatively affected average selling prices per ton in the first nine months of 1997 as compared to the first nine months of 1996. For the third quarter of 1997, net sales were $72.8 million, a 4.5% increase from third quarter 1996. Sales volume increased 1.5% and average sales price per ton increased 3.0% from quarter to quarter.

    Net sales of specialty converting papers during the first nine months of 1997 were $117.4 million, a 4.3 % increase compared to the first nine months of 1996. The increase is the result of a 6.1 % increase in tons sold in 1997 compared to 1996 which was partially offset by a 1.6 % decrease in average selling price per ton. Net sales of specialty converting papers in the third quarter of 1997 totaled $37.4 million, which is unchanged from third quarter 1996 net sales. The Richmond mill is rapidly phasing out production of approximately 10,000 tons (annualized) for a customer representing approximately one third of the mill's capacity. The loss of these tons could have a material negative impact on the sales and operating results for the converting sector in the fourth quarter of 1997 and beyond, but it is not expected to materially impact sales or operating results for the Company as a whole. The Company has begun the effort to develop new products and business to replace the lost tonnage. The ultimate impact on net sales and operating results depends on the Company's timing of replacement of the lost tons and the terms of the sales agreements.

    Net sales of pulp and miscellaneous products increased to $15.0 million for the nine months ended September 28, 1997 as compared to $10.6 million in the same period of 1996. Tons of pulp sold is a function of market demand as well as managing, to the Company's best advantage, internal pulp integration.
 Tons sold in the first nine months of 1997 increased to 40,652 compared to 28,742 in the same period of 1996. In the third quarter of 1997 net sales increased to $6.3 million from $4.2 million in the third quarter of 1996. The increase in net sales for the third quarter of 1997 as compared to the third quarter of 1996 is due to an increase in average selling price per ton of 7.5% and a 4,837 ton increase in sales volume.

OPERATING INCOME (LOSS)

                                     Operating Income by  Sector             Operating Income by Sector
                                        for the Quarter Ended                 for the Nine Months Ended
                                 -----------------------------------     -----------------------------------
                                 Sept. 28, 1997       Sept. 29, 1996     Sept. 28, 1997       Sept. 29, 1996
                                 --------------       --------------     --------------       --------------
                                             (Thousands)                             (Thousands)
Printing and Publishing Papers       $ 2,161             $(1,086)           $(8,341)           $ 21,004
Food and retail packaging              1,530              (1,366)             5,913               3,853
Converting                             1,730                 820              7,743              10,321
Pulp and Miscellaneous                 1,214              (  828)               467              (6,035)
                                 --------------       --------------     --------------       --------------
                                     $ 6,635             $(2,460)           $ 5,782            $ 29,143
                                 --------------       --------------     --------------       --------------
                                 --------------       --------------     --------------       --------------

    The Company had operating income of $5.8 million for the nine month period in 1997 compared to operating income of $29.1 million for the same period in 1996. Lower prices in the first three quarters of 1997 decreased operating income by $60.5 million as compared to the same period in 1996. Higher volumes and lower costs in the first nine months of 1997 as compared to the same period in 1996 improved operating performance by $36.4 million and $.8 million, respectively. In the third quarter of 1997, operating income was $6.6 million, compared to an operating loss of $2.5 million for the third quarter of 1996. Operating income increased in the third quarter of 1997 as compared to the third quarter of 1996 primarily due to increased volumes and lower costs which increased operating performance by $5.5 million and $3.6 million, respectively. The lower costs for the third quarter of 1997 as compared to third quarter of 1996 were primarily due to reductions in manufacturing costs which were partially offset by increases in pulp costs.

    Operating income for printing and publishing papers decreased to a loss of $8.3 million in the nine months of 1997 compared to income of $21.0 million for the same period in 1996. The decrease in operating income resulted primarily from the decrease in paper prices discussed above. Operating income of $2.2 million in the third quarter of 1997 increased by $3.3 million from a $1.1 million operating loss in the third quarter of 1996.
 The increase was primarily due to the net .6% increase in volume and reduced manufacturing costs.

    Food and retail packaging operating income increased from $3.9 million for the first nine months of 1996 to $5.9 million in the first nine months of 1997. The increase in operating profits is attributable to lower pulp costs and other cost saving initiatives during the first nine months of 1997 as compared to the same period in 1996. Lower pulp costs generally benefit operating results at the Company's packaging mills that are non-integrated. These cost savings were partially offset by the decline of 2.6% in average sales price per ton when comparing the two periods. Operating results increased from a net loss of $1.4 million in the third quarter of 1996 to $1.5 million operating income in the third quarter of 1997. Third quarter 1997 operating results improved primarily due to the 3.0% increase in average net sales price which was partially offset by higher pulp costs in the third quarter of 1997 as compared to the third quarter of 1996.

    Operating income for converting papers decreased to $7.7 million in the first nine months of 1997 as compared to $10.3 million in the first nine months of 1996. The decrease in operating profits is primarily attributable to the average selling price per ton decreasing 1.6% for the first nine months of 1997 compared to 1996. Operating profits for the third quarter of 1997 increased to $1.7 million from operating profits of $.8 million in the third quarter of 1996 (see "Net Sales").

    Selling and administrative expenses increased $4.6 million for the nine month period of 1997 compared to the same period in 1996. The increase is due to higher commissions, higher depreciation on certain computer systems placed in service after September 29, 1996, and expenses associated with the Company's accounts receivable securitization which were classified as interest expense in the first quarter and most of the second quarter in 1996.
 Selling and administrative expenses were virtually the same for the third quarter 1997 as compared to the third quarter 1996.

INTEREST EXPENSE

    Interest expense for the nine month periods of 1997 and 1996 was $38.1 million and $37.3 million, respectively. Interest expense for the third quarters of 1997 and 1996 was $13.0 and $12.0, respectively.

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

    Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $41.1 million has been used at September 28, 1997) and can be used for general corporate purposes, working capital needs and permitted investments. At September 28, 1997, $48.0 million of the revolving credit was outstanding and $60.9 million of the aggregate line was available if needed.

    Cash flows provided by operating activities were $29.8 million for the nine months ended September 28, 1997 compared to $89.7 million for the nine months ended September 29, 1996. The decrease in operating cash flows is mainly attributable to the $20.1 million loss as compared to a $3.5 million net loss for the first nine months of 1997 and 1996, respectively, and the sale of $40 million of trade accounts receivable in June 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $69.1 million for the first nine months of 1997 as compared to $88.3 million for the comparable period in 1996.

    The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the nine months ended September 28, 1997 were $45.0 million compared to $58.9 million in the same period in 1996. Approximately $7.9 million of 1997 capital expenditures represents amounts that were accrued at December 29, 1996 for which cash payments were made in 1997. The majority of the $7.9 million represents final cash payments related to the rebuild of a coated paper-machine at the Company's St. Francisville, Louisiana mill. The remaining 1997 expenditures primarily represented capital maintenance projects. Capital expenditure projects during the first nine months of 1996 related to capital maintenance projects, construction of a wastewater treatment plant at Parchment, Michigan, and the start of the Company's rebuild of the Number 1 paper machine at the St. Francisville mill. The Company's strategic capital plan involves aggregate capital expenditures for the remainder of 1997 of approximately $16 million. These capital expenditures are primarily capital maintenance projects and are expected to be financed by cash flows from operations and available financing sources.

    In August 1997, the Company completed a $2.5 million refinancing of certain industrial revenue bonds (the "Refunding Bonds") issued by the Michigan Strategic Fund. The Refunding Bonds were issued to refinance certain of the Company's water pollution and sewage and solid waste disposal facilities to be used by the Company. The Refunding Bonds bear interest at 6.25% and are due August 1, 2012. The bonds being refunded were repaid in October 1997.

    Also in August 1997, the Company finalized an agreement with the Michigan Strategic Fund whereby a total of $4.9 million of bonds (the "Project Bonds") were sold to finance certain sewage and solid waste disposal facilities to be used by the Company. The proceeds from the sale of the Project Bonds were used to finance eligible project costs. Upon sale, an amount equivalent to 50% of the proceeds was prepaid on Term Loan A. The Project Bonds bear interest at 6.5% and are due August 1, 2021.

    In the fourth quarter of 1997 Term Loan A was entirely repaid (see "Subsequent Events").

SUBSEQUENT EVENTS

    In October 1997 the Company sold approximately 108,000 acres of timber producing properties for approximately $36 million. These forests have accounted for less than 5% of the wood fiber required by the Company's pulp mills at Berlin and St. Francisville. As part of the transaction in the Northeastern United States, the Company entered into a long-term wood supply contract with the buyer to supply wood for the Berlin mill. The Company has retained ownership of certain standing timber in the Southeastern United States and entered into a cutting plan contract with the buyer in order to continue supplying wood fiber to the St. Francisville mill. Proceeds from the sale of the Company's timber properties were used to prepay Term Loan A.

    Also in October 1997, the Company repaid the remaining $3.2 million balance of Term Loan A.

    On October 28, 1997 the Company announced its intention to close its Newark, Delaware facility by the end of the year and seek a buyer for the site. Newark has produced approximately 1,800 tons of paper during the first nine months of 1997. The Company expects to shift most of the Newark mill's production to other mills. The Company anticipates recording a charge related to the closure or divestiture of the mill in the fourth quarter of 1997. The Company believes closure of the Newark mill is a necessary step towards optimizing productivity. The Company's statements concerning Newark and related optimization of productivity are forward looking and subject to various risks and uncertainties which could cause the actual results to be materially different from the Company's current expectations. These include, but are not limited to the actual timing of the closure, the amount of the closure charge and disposition proceeds of the Newark mill, possible difficulties in shifting Newark production to other mills, successful implementation of the plans for optimizing production, and other factors.

PART II  --  OTHER INFORMATION


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    Ex. 27         Financial Data Schedule (Electronic Filing Only)

(b) Reports on Form 8-K --

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PAPER CO.
(Registrant)




/s/ R. Neil Stuart                                 /s/ Michael J. Hunter
-----------------------------                      -----------------------------
R. Neil Stuart                                     Michael J. Hunter
Senior Vice President,                             Vice President,
Chief Financial Officer                            Chief Accounting Officer
(Duly Authorized Officer)                          (Duly Authorized
                                                   Chief Accounting Officer)

November 12, 1997