Form 10-K405
period 1997-12-28
CROWN PAPER CO
filed 1998-03-27
CIK 946820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                               ----------------------

                                     FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 28, 1997
                                         or
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

     As of March 20, 1998, 1 (one) share of Common Stock of the registrant was outstanding.

     The registrant meets the conditions set forth in General Instruction J(1)
(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                        (THIS PAGE INTENTIONALLY LEFT BLANK)

                                       PART 1

ITEM 1.  BUSINESS

GENERAL

Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper Co.") is a wholly-owned subnsidiary of Crown Vantage, Inc. (the "Parent" or "Crown Vantage"). The Parent became an independent company after the Board of Directors of James River Corporation of Virginia ("James River"), now known as Fort James Corporation, approved the spin-off of assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business (collectively the "Predecessor Business"). As of the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Parent (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Parent's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Parent's common stock was issued and began trading on NASDAQ on August 28, 1995.

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

On March 18, 1998, Crown Vantage entered into an agreement with Fort James Corporation ("Fort James") related to Crown Vantage's 11.45% Senior Pay-in-Kind Notes ("PIK Notes") which are held by Fort James. The agreement provides for the delivery to Crown Vantage and Crown Paper Co. of PIK Notes totaling $25 million and $8 million, respectively, in exchange for the mutual release from a variety of claims that have arisen from prior transactions between Fort James and Crown Vantage. In addition, Crown Vantage was granted an option to purchase the remaining PIK Notes and accrued interest (the notes having a face amount totaling $100 million at March 18, 1998) for a fixed price of $80 million in cash. The option must be exercised by September 30, 1998 and funding of the purchase price must occur on or before October 31, 1998. Pursuant to the agreement, funds would be obtained through an equity offering, asset sales, or a combination thereof. Both the delivery of the $33 million in PIK Notes and funding of the option are subject to consent by the Company's bondholders and bank group.

The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (E.G. annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates. In total, the Company operates 10 facilities using 31 diverse paper machines.

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

The Company has implemented a business strategy that builds on Crown Paper Co.'s unique strengths and technical expertise and that further differentiates it from other paper producers. The Company's objectives are to enhance its position as a leading supplier of value-added paper products to target markets, and to continue to pursue cost reductions and manufacturing efficiencies to maximize profitability. The Company's business strategy to accomplish such objectives is to: i) accelerate the introduction of additional value-added papers into the Company's mix; ii) obtain market share with innovative new products; iii) add value through high levels of customer service and product quality; and iv) reduce costs and improve productivity.

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

SPECIALTY PAPERS

Crown Paper Co. manufactures and sells specialty papers for use in food and retail packaging. The Company's products, which are concentrated in niche markets for coated and uncoated papers within the specialty packaging industry, are used by its customers to produce items such as multi-wall bags for pet foods, food service papers, labels and cereal liners. The Company's specialty packaging business is principally driven by consumer spending trends and has historically exhibited less cyclicality to general economic trends as compared to producers of papers for other end-use products. The Company's specialty packaging papers operations purchase all of their pulp and are therefore more susceptible to pulp price fluctuations. Operating results benefit during periods of decreasing pulp prices and suffer during periods of increasing pulp prices. The Company's specialty papers are produced at non-integrated facilities in Port Huron and Parchment, Michigan and Milford, New Jersey.

Crown Paper Co. manufactures specialty converting papers at its fully integrated facility in St. Francisville, Louisiana. In order to meet customer-specific requirements, the Company imparts technical qualities to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, and bacon board. Converting papers also includes the Company's toweling operations in Berlin-Gorham, New Hampshire as well as the Company's cast-coating operations in Richmond, Virginia. The Richmond facility provides cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications.

During the fourth quarter of 1997 the Company closed its Newark, Delaware facility and is seeking a buyer for this site. Newark produced approximately 2,200 tons of paper during 1997. The Company shifted most of the Newark mill's production to its other mills. The Company recorded a charge related to the closure of the mill in the fourth quarter of 1997 of $3.3 million primarily for closure activities, fixed asset write downs and severance costs.

MARKET PULP SALES AND PURCHASES

The Berlin-Gorham, New Hampshire facility sold approximately 57,000 and 43,000 tons of pulp in 1997 and 1996, respectively. The Company also purchases pulp to supply non-integrated mills, to obtain species not produced by the Company, and to minimize transportation costs. In 1997 and 1996, the Company purchased approximately 252,000 and 261,000 tons of pulp, respectively.

ITEM 2. PROPERTIES

The Company owns and operates three pulp mills, seven paper mills and one cast-coating facility in the United States and two paper mills in Scotland. The following table summarizes the location, 1997 volumes and pertinent production characteristics of each facility. The Company's bank credit facility is collateralized by substantially all of the Company's assets, including the facilities listed below.


                                                                                            COATED AND UNCOATED
                     COATED                          UNCOATED                                 FREESHEET PAPERS
                     GROUNDWOOD                      FREESHEET                  -----------------------------------------------
                     PRINTING AND                    PRINTING AND               SPECIALTY                 SPECIALTY
                     PUBLISHING                      PUBLISHING                 PACKAGING                 CONVERTING
                     ----------                      ----------                 ---------                 ----------
 FACILITIES:         St. Francisville, LA            Berlin and                 Port Huron, MI            St. Francisville, LA
                                                     Gorham, NH                 Parchment, MI             Richmond, VA (b)
                                                     Guardbridge, Scotland      Milford, NJ               Berlin and
                                                     Dalmore, Scotland                                    Gorham, NH (c)
                                                     Adams, MA
                                                     Ypsilanti, MI

 1997  SALES
 VOLUMES:            280,000 tons                    239,000 tons (a), (d)      238,000 tons              168,000 tons (c)

 PRIMARY             No. 4, No. 5 medium to heavy    Custom forms papers,       Grease resistant paper,   Coffee filters, cup and
 PRODUCTION:         weight grades for magazines     text, cover and writing    labels, multi-wall bags   plate stock and cast-
                     and catalogs                    grades, security papers    and other packaging and   coated board
                                                     and specialty              specialty applications
                                                     applications

 SPECIAL             Coating, calendering            Calendering, watermarks,   Coating, waxing,          Calendering, cast-
 PRODUCTION                                          sheeting, embossing        calendering, chemical     coating, sheeting
 CAPABILITIES:                                                                  treatment

 PAPER               2 paper machines with on-       12 paper machines,         14 paper machines, 3      3 paper machines, 4 cast-
 MACHINES            machine coating, 4 off-machine  assorted sheeters,         with on-machine coating   coating machines, 4
 AND RELATED         super calenders                 rewinders and embossers    and hot/soft              sheeters
 EQUIPMENT:                                                                     calendering, 3 with on-
                                                                                machine waxers, 3 off-
                                                                                machine coaters, 6 off-
                                                                                machine waxers


(a) Does not include 57,000 tons of market pulp sold by the Company's Berlin-Gorham facility in 1997.
(b) The Richmond facility does not produce paper but provides cast-coating capabilities for the production of coated paperboard.
(c) Includes 34,000 tons of toweling manufactured and sold by the Company's Berlin-Gorham facility in 1997.
(a) Includes approximately 2,200 tons sold by the Newark, Delaware facility that was closed during the fourth quarter of 1997.

ITEM 3.  LEGAL PROCEEDINGS

In 1994, the Company filed a suit against the City of Berlin, New Hampshire relating to an approximately $107 million increase from 1992 to 1994 of the City's assessed value of the Berlin portion of the Berlin-Gorham facility. The increased assessed value resulted in an annual increase in property taxes of approximately $2.5 million. The Company is seeking abatement of the tax increase on the grounds that the City's valuations are excessive, and that New Hampshire law exempts certain income producing equipment, such as the chemical recovery unit, from property taxation. In April 1996, the trial court affirmed most of the City's positions, and the Company appealed that decision to the New Hampshire Supreme Court. On December 31, 1997, the Supreme Court released an opinion which, in part, resulted in a remand of various issues back to the trial court. The trial court has set a rehearing date in April 1998. Due to uncertainties surrounding the remand of issues to the trial court, it is not possible to determine the ultimate outcome of the suit. However, based on facts and circumstances currently known to the Company as well as an analysis of the Supreme Court opinion, management does not believe that the final outcome will adversely affect the Company's financial position or results of operations.

The Company has been identified as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding past disposal of wastes at 20 sites in the United States. The Company has previously settled its remediation obligation at 11 sites. At 8 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is under way and a loss estimate for the potential remediation effort is not yet possible. However, the Company's accrual for the remediation investigation effort was $.6 million and $.7 million at December 28, 1997 and December 29, 1996, respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of the responsibility, additional information as to the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management is of the opinion that its share of the costs of investigation and remediation of the sites of which it is currently aware will not have a material adverse effect upon the consolidated financial condition of the Company. However, because of uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the results of operations in a given fiscal quarter or year. In addition, as is the case with most manufacturing companies and many other companies, there can be no assurance that the Company will not be named as a potentially responsible party at additional sites in the future or that the costs associated with such additional sites would not be material.

In addition to the matters described above, the Company is a party to various legal proceedings generally incidental to its business and is subject to a variety of environmental protection statutes and regulations. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the opinion of the Company's management that the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial position of the Company but could materially affect consolidated results of operations in a given period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

Omitted in accordance with General Instruction J.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Omitted in accordance with General Instruction J. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" preceeding the Consolidated Financial Statement (Item 8).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of the report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Information concerning the Company's change in accountants is included in the Company's current reports on Form 8-K and Form 8-K/A dated June 25, 1995 and June 28, 1995, respectively, which are incorporated herein by reference.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted in accordance with General Instruction J.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The report of independent auditors as of December 28, 1997 and December 29, 1996 and for the two years then ended and the following consolidated financial statements of the Company are included in this Form 10-K at the page numbers indicated below. The report of independent accountants for the year ended December 31, 1995 is included herein as
Exhibit 23.

                                                                        Page in
                                                                      Financial
                                                                      Statements
                                                                      ----------
Report of Independent Auditors ..........................................    5
Consolidated Statements of Operations- Years Ended December 28, 1997,
  December 29, 1996 and December 31, 1995 ...............................    6
Consolidated Balance Sheets - December 28, 1997 and December 29, 1996 ...    7
Consolidated Statements of Cash Flows - Years Ended  December 28,
  1997, December 29, 1996 and December 31, 1995..........................    8
Consolidated Statement of Changes in Equity- Years Ended December 28,
  1997, December 29, 1996, and December 31, 1995  .......................    9
Notes to Consolidated Financial Statements ..............................   10

(a)(2)  FINANCIAL STATEMENT SCHEDULE.

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

(a)(3) EXHIBITS

All exhibits, including those incorporated by reference:


Exhibit
  No.                              Description
-------                            ----------
  2.1(1)  Form of Contribution Agreement among Crown Paper Co. ("Crown Paper"),
          Crown Vantage, Inc. ("Crown Vantage"), James River Corporation of
          Virginia ("JRC") and James River Paper Company, Inc. ("James River
          Paper")
  3.1(1)  Articles of Incorporation of Crown Vantage
  3.2(4)  Articles of Amendment to the Articles of Incorporation dated May 13,
          1996 and July 31, 1996
  3.3(5)  Restated Bylaws of Crown Vantage
  3.4(1)  Articles of Designation for Preferred Shares, Series A
  4.1(1)  Form of Rights Agreement between Crown Vantage and Norwest Bank
          Minnesota, N.A., as Rights Agent
10.1(1)   Form of Tax Sharing Agreement among JRC, James River Paper, Crown
          Vantage and Crown Paper
10.2(1)   Form of Berlin Product Supply Agreement between James River Paper and
          Crown Paper
10.3(1)   Form of Pulp Purchase Agreement between James River Paper and Crown
          Paper
10.4(1)   Form of Pulp Sales Transition Agreement between James River Paper and
          Crown Paper
10.5(1)   Form of Transition Services Agreement between James River Paper and
          Crown Paper
10.6(1)   Form of Technical Services Agreement between James River Paper and
          Crown Paper
10.7(1)   Form of Information Technology Services Agreement between James River
          Paper and Crown Paper
10.8(1)   Form of Environmental Services Agreement between James River Paper and
          Crown Paper
10.9(1)   Form of Offices Sharing Agreement between James River Paper and Crown
          Paper
10.10(1)  Form of Pulp Technology Services Agreement between James River Paper and Crown Paper
10.11(1)  Form of Cottonwood Pedigreed Plant Material Agreement between James
          River Paper and Crown Paper
10.12(1)  Form of St. Francisville Product Supply Agreement (Consumer Products
          Business) between James River Paper and Crown Paper
10.13(1)  Form of St. Francisville Product Supply Agreement (Packaging Business)
          between James River Paper and Crown Paper
10.14(1)  Form of Landfill Agreement between James River Paper and Crown Paper
10.15(1)  Form of Allocation Agreement among JRC, James River Paper and Crown
          Paper
10.16(1)  Form of Packaging Papers Product Supply Agreement between James River
          Paper and Crown Paper
10.17(1)  Form of Naheola Product Supply Agreement between James River Paper and
          Crown Paper
10.18(1)  Form of Confidentiality Agreement between JRC and Crown Paper
10.19(1)  Form of St. Francisville Wood Chip Supply Agreement between James
          River Paper and Crown Paper
10.20(1)  Form of St. Francisville Roundwood Supply and Cutting Rights Agreement
          between James River Paper and Crown Paper
10.21(1)  Form of Northeast Roundwood Supply Agreement between James River Paper and Crown Paper
10.22(1)  Form of Pension Funding Agreement among Crown Paper, Crown Vantage and
          James River
10.23(1)  Form of Guaranty Support Agreement among Crown Paper, Crown Vantage and James River
10.24(1)  Forms of KVP Parchment Lease and KVP Parchment Services Agreement,
          between Crown Paper and James River
10.25(1)  Form of Eureka Trademark Agreement
10.26(1)  Form of Crown Vantage Stock Option Plan for Outside Directors    **
10.27(7)  Crown Vantage Inc. Stock Award Plan for Outside Directors  (as
          amended)   **
10.28(7)  Second Amendment to the Crown Vantage Inc. Stock Award Plan for
          Outside Directors  **
10.29(5)  Crown Vantage Inc. 1995 Incentive Stock Plan    **
10.30(1)  Form of Crown Vantage Inc. Stock Plus Employee Stock Ownership Plan
          **
10.31(3)  Form of Employment Agreement for Ernest S. Leopold dated December 5,
          1995   **
10.32(2)  Form of Nonstatutory Stock Option with Reload Feature Agreement under
          the Registrant's 1995 Omnibus Incentive Stock Plan   **
10.33(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Omnibus Incentive Stock Plan   **
10.34(2)  Form of Nonstatutory Stock Option Agreement under the Registrant's
          1995 Stock Option Plan for Outside Directors   **
10.35(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Stock Award Plan for Outside Directors   **
10.36(3)  Form of Agreement (Severance) dated December 5, 1995   **



10.37(3)  Form of Amendment No. 1 to the Crown Vantage Inc. Stock Plus Employee
          Stock Ownership Plan
10.38(1)  Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.39(7)  First Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.40(1)  Bank Credit Agreement among Morgan Guaranty Trust Company of New York, as Agent, the Banks named therein, Crown Paper and Crown Vantage
10.41(7)  Amendment No. 1 to Credit Agreement
10.42(7)  Amendment No. 2 to Credit Agreement
10.43(7)  Receivables Purchase Agreement
10.44(7)  Purchase and Sale Agreement (relating to Receivables Purchase
          Agreement)
10.45(7)  Loan Agreement between Business Finance Authority of the State of New
          Hampshire and Crown Paper Co.
10.46(7)  Refunding Loan Agreement between Business Finance Authority of the
          State of New Hampshire and Crown Paper Co.
10.47*    Amendment No. 3 to Credit Agreement
10.48*    Amendment No. 4 to Credit Agreement
10.49(8)  Option and Settlement Agreement Between Fort James Corporation
          and Crown Vantage and Crown Paper Co., relating to the PIK Notes
16(6)     Letter regarding change in certifying accountant and related information
23*       Report of Coopers & Lybrand L.L.P. on the consolidated financial statements of the Company as of December 31, 1995 and for the year then ended.
27*       Financial Data Schedule

____________
(1) Previously filed as exhibits to the Crown Paper Co. Registration Statement No. 33-93494 on Form S-1 filed with the SEC June 15, 1995 and all amendments thereto, concerning the offering of the $250,000,000 aggregate principal amount of Senior Subordinated Notes due 2005 to be issued by Crown Paper Co.
(2) Previously filed as Exhibits to Crown Vantage Inc. Form 10-Q for the quarterly period ended September 24, 1995.
(3) Previously filed as Exhibits to Crown Paper Co.'s Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No. 333-09361 on Form S-8 and to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 30, 1996, respectively.
(5) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 29, 1996.
(6)  Previously filed in Form 8-K and Form 8-K/A dated June 25, 1996 and
     June 28, 1996, respectively.
(7) Previously filed as Exhibits to Crown Paper Co.'s Annual Report on Form 10-K for the year ended December 29, 1996
(8)  Previously filed in Form 8-K dated March 25, 1998.

*         Included as an exhibit herein.
**        Indicates management contract or compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 28, 1997.
(c) EXHIBITS. The response to this portion of Item 14 is submitted as a separate section of this report.
(d) FINANCIAL STATEMENT SCHEDULES. The response to this portion of Item 14 is submitted as a separate section of this report.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 17, 1998                               CROWN PAPER CO.
                                                (Registrant)


/s/  R. Neil  Stuart                                   /s/  Michael J. Hunter
------------------------                               -------------------------
R. Neil Stuart,                                        Michael J. Hunter
Senior Vice President,                                 Vice President,
Chief Financial Officer                                Chief Accounting Officer




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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1998.

Signature                          Title
---------                          -----
/s/ George B. James                Director
-----------------------------
George B. James


/s/ Ernest S. Leopold              Chairman, Chief Executive Officer
-----------------------------        and Director
Ernest S. Leopold


/s/ Joseph T. Piemont              Director
-----------------------------
Joseph T. Piemont


/s/ E. Lee Showalter               Director
-----------------------------
E. Lee Showalter


/s/ William D. Walsh               Director
-----------------------------
William D. Walsh

/s/ James S. Watkinson             Director
-----------------------------
James S. Watkinson


/s/ Donna L. Weaver                Director
-----------------------------
Donna L. Weaver




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1998.

Signature                           Title
---------                           -----

/s/ R. Neil Stuart                  Chief Financial Officer
-----------------------------
R. Neil Stuart



/s/ Michael J. Hunter               Chief Accounting Officer
-----------------------------
Michael J. Hunter

                                  CROWN PAPER CO..



                             ANNUAL REPORT ON FORM 10-K


                             ITEM 8 AND ITEM 14 (a)(1)
                         CONSOLIDATED FINANCIAL STATEMENTS
                            Year Ended December 28, 1997

ITEM 8 AND 14 (a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements of Crown Paper Co. and subsidiaries, together with the report of independent auditors, are included in Items 8 and 14(a)(1).


                                                                                              Page
                                                                                              ----
Management's Discussion and Analysis of Financial Condition and Results of Operations ......     1
Report of Independent Auditors .............................................................     5
Consolidated Statements of Operations - Years Ended December 28, 1997,
     December 29, 1996, and December 31, 1995 ..............................................     6
Consolidated Balance Sheets - December 28, 1997 and December 29, 1996 ......................     7
Consolidated Statements of Cash Flows - Years Ended December 28, 1997,
     December 29, 1996, and December 31, 1995 ..............................................     8
Consolidated Statement of Changes in Equity - Years Ended December 28, 1997,
     December 29, 1996, and December 31, 1995 ..............................................     9
Notes to Consolidated Financial Statements .................................................    10


Crown Paper Co.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
CORPORATE OVERVIEW

               CONSOLIDATED RESULTS OF OPERATIONS --
               1997 COMPARED TO 1996
               Net Sales: Crown Paper Co.'s (the "Company") net sales decreased by 3.0% to $897.5 million for the 52-week year ended December 28, 1997 as compared to $925.4 million for the 52-week year ended December 29, 1996. The decrease in sales is largely due to an unfavorable price variance of $61.5 million that was partially offset by a favorable volume variance of $33.6 million for 1997 as compared to 1996. The decrease in sales prices began in early 1996 and prices remained depressed through most of 1997.

               Operating Income: Operating income of $14.3 million in 1997 decreased $8.4 million from $22.7 million in 1996. The decrease in operating income is primarily attributable to the decreased pricing discussed above and is partially offset by the Company's cost reduction program, gain on sale of timberlands and increased volumes in 1997.

               Gross margin decreased from 8.1% of net sales in 1996 to 6.7% of net sales in 1997. The gross margin decrease was due to the decline in net sales price per ton discussed above, and was partially offset by a 5% decrease in average cost per ton sold in 1997 as compared to 1996.

               Selling and administrative expenses increased $3.7 million to $55.9 million in 1997 as compared to $52.2 million in 1996. The increase is due to higher commissions, higher depreciation on certain computer systems placed in service during 1997, and expenses associated with the Company's accounts receivable securitization which were classified as interest expense in the first six months of 1996.

               Interest Expense: Interest expense increased from $49.9 million in 1996 to $50.3 million in 1997.

               Tax Provision: The income tax benefit in 1997 totaled $12.1 million as compared to $10.1 million in 1996. The effective income tax rates were 35.0% and 37.9% in 1997 and 1996, respectively.

Crown Paper Co.

--------------------------------------------------------------------------------
     RESULTS OF OPERATIONS BY BUSINESS SECTOR


               ---------------------------------------------------------------------------------------------------------
               NET SALES AND TONNAGE BY SECTOR
               ---------------------------------------------------------------------------------------------------------
               FOR THE YEAR ENDED                                     1997                1996                1995
               ---------------------------------------------------------------------------------------------------------
               (sales in millions, tons in thousands)             TONS     SALES      Tons     Sales      Tons     Sales
               Printing and Publishing Papers:
                    Coated groundwood                              280    $  198       258    $  214       284    $  263
                    Uncoated                                       239       233       240       239       243       274
               Specialty Papers:
                    Food and retail packaging                      238       298       239       305       249       346
                    Converting                                     168       147       168       152       165       157
               Pulp and miscellaneous (a)                           57        21        43        15        44        37
               ---------------------------------------------------------------------------------------------------------
               Total Company                                       982    $  897       948    $  925       985    $1,077
               ---------------------------------------------------------------------------------------------------------



               (a) Represents primarily market sales of pulp to third parties. Excludes approximately 42,000 tons in 1997, 44,000 tons in 1996, and 38,000 tons in 1995, transferred to other Company facilities.


               OPERATING INCOME (LOSS) BY SECTOR (IN MILLIONS)
               -------------------------------------------------------------------------------------------
               FOR THE YEAR ENDED                                      1997           1996           1995
               -------------------------------------------------------------------------------------------
               Printing and Publishing Papers                         $  (4)          $ 13          $  79
               Specialty Papers:
                    Food and retail packaging                             7              3            (16)
                    Converting                                            9             14             23
               Pulp and miscellaneous                                     2             (7)            14
               -------------------------------------------------------------------------------------------
               Total operating income                                  $ 14           $ 23          $ 100
               -------------------------------------------------------------------------------------------



               PRINTING AND PUBLISHING PAPERS
               Within this business sector, the Company produces coated groundwood and uncoated papers.

               The Company's coated groundwood papers are produced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising supplements. The strength of the coated groundwood market is largely driven by the strength of the retail market and is correlated with advertising expenditures.
               Softening demand led to decreasing prices in early to mid-1996 as customers drew down their excess inventories. A temporary oversupply of inventories at the producer level during the latter part of 1996 continued to depress pricing throughout the remainder of 1996 and 1997. Net sales of coated groundwood printing and publishing papers totaled $198.1 million in 1997 as compared to $213.6 million in 1996, a 7.3% decrease. The decrease in net sales is due to a 14.4% decrease in coated groundwood prices on average in 1997 compared to 1996. This was partially offset by an increase of 21,600 tons sold in 1997 as compared to 1996. During the fourth quarter of 1997 a mechanical failure on the No. 2 paper machine at the St. Francisville, Louisiana, facility caused a loss in production of approximately 3,000 tons.

               Customer end-use products within the uncoated printing and publishing papers category include stationery, custom business forms, books and manuals, annual reports and other forms of corporate communications. Demand for the Company's uncoated printing and publishing products is correlated with economic cycles, since these papers are predominantly used in business-related activities and commercial printing. The Company's specialty niches within the uncoated printing and publishing papers category make Crown Paper Co. less susceptible, though not immune, to economic cycles. Net sales of uncoated printing and publishing papers in 1997 were $233.0 million as compared to $239.1 million in 1996, a 2.6% decrease. The decrease in net sales is primarily a result of a 2.2% decrease in the average selling price per ton in 1997 as compared to 1996. Tons sold in 1997 were approximately the same as 1996.

               Operating loss from the sale of printing and publishing papers was $4.0 million in 1997, a $16.5 million decrease from operating income of $12.5 million in 1996. The decline in operating income is attributable to the decrease in pricing in both the coated and uncoated printing and publishing papers sectors. The decrease in operating income was par-

Crown Paper Co.

               tially offset by the portion of the gain from the timberlands sale attributed to this sector ($8.4 million) and increased volumes of coated groundwood sold in 1997 compared to 1996. During the fourth quarter of 1997, the Company closed its Newark, Delaware, facility and is seeking a buyer for this site. The Newark facility produced approximately 2,200 tons of paper during 1997. The Company shifted most of the Newark mill's production to its other mills. The Company recorded a charge related to the closure of the mill in the fourth quarter of 1997 of $3.3 million primarily for closure activities, fixed asset write downs and severance costs.

               SPECIALTY PAPERS
               Within this sector, the Company produces specialty papers for use in food and retail packaging and converting end uses.

               FOOD AND RETAIL PACKAGING PAPERS
               The Company manufactures and sells specialty papers for use in food and retail packaging. The Company's products, which are concentrated in niche markets for coated and uncoated papers within the specialty packaging industry, are used by its customers to produce items such as multi-wall bags for pet foods, food service papers, labels and cereal liners. The Company's specialty packaging papers business is principally driven by consumer spending trends and has historically exhibited less cyclicality due to general economic trends as compared to producers of papers for other end-use products. The Company's specialty packaging papers operations purchase all of their pulp and are therefore more susceptible to pulp price fluctuations. Operating results benefit during periods of decreasing pulp prices and suffer during periods of increasing pulp prices.

               During 1997, the Company's food and retail packaging papers business generated net sales of $297.9 million as compared to net sales in 1996 of $304.9 million. The 2.3% decrease in net sales is primarily due to a 1.9% decrease in average selling price per ton in 1997 compared to 1996. During 1997, certain lower priced papers were added to the production mix in order to improve operating results. This is the primary reason for the decline in average sales price.

               During 1997, the Company's food and retail packaging papers generated operating profits of $6.8 million as compared to $2.8 million in 1996. The improvement in operating results is primarily attributed to lower average costs and improved mill efficiency due to the change in product mix discussed above and other cost saving initiatives during 1997 as compared to 1996. Industry pulp prices remained approximately the same in 1997 as compared to 1996. Improvements in operating results were partially offset by the price decreases discussed above.

               CONVERTING PAPERS
               The Company manufactures specialty converting papers at its fully integrated facility in St. Francisville, Louisiana. In order to meet customer-specific requirements, the Company imparts technical qualities to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, and bacon board. Converting papers also include the Company's toweling operations in Berlin-Gorham, New Hampshire, as well as the Company's cast-coating operations in Richmond, Virginia. The Richmond facility provides cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications.

               Net sales of the Company's specialty converting papers totaled $147.4 million in 1997, a $5.1 million decrease from net sales of $152.5 million in 1996. The 3.3% decrease in net sales is due to a $33 decrease in average sales price per ton in 1997 as compared to 1996. The decrease in average selling price per ton is the result of lower tons sold from the Company's cast-coating operations whose papers generally command premium pricing. Tons sold for the sector in total remained approximately the same in 1997 as compared to 1996. Operating profits were $8.7 million in 1997, a $5.8 million decrease compared to 1996. The decrease is reflective of the 3.3% decrease in average net selling prices.

               PULP AND MISCELLANEOUS
               Net sales of pulp and miscellaneous products increased to $21.1 million in 1997 from $15.2 million in 1996. As discussed above, industry average selling prices of pulp remained approximately the same during 1997 as compared to 1996. The Company's average net selling price per ton for pulp increased by 3.0% during 1997 as compared to 1996. The Company reported operating income of $2.8 million in 1997 versus operating losses of $7.1 million in 1996. The improvement in operating results is primarily due to the gain of $5.1 million from the sale of timberlands attributed to this sector and a 14,700 ton increase in tons sold.

Crown Paper Co.
--------------------------------------------------------------------------------
OTHER MATTERS

               YEAR 2000
               The Year 2000 issue, common to most business information and other computer systems, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches and beyond. The Company has modified or replaced most of its key financial systems, is investigating all other systems (including process control systems) and is examining the potential impact to the Company from significant vendors and outside service providers. The Company believes it will be able to modify or replace the remainder of its affected systems in time to minimize any material detrimental effects on results of operations. While it is not possible at present to predict with certainty the cost of this work, based on manangement's current estimates, the Company believes that such costs will range between $1 million and $2 million over the next year.

               NEW ACCOUNTING PRONOUNCEMENTS
               In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" that establishes standards for the reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. The Company will be required to adopt the new standard in the first quarter of 1998.

               Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No.131") "Disclosure about Segments of an Enterprise and Related Information." This statement will require segment disclosure based on management's decision-making criteria. SFAS No. 131 also requires disclosure about the products and services provided, the countries in which material assets are held and material revenues are generated, and significant customers. SFAS No. 131 is effective for the Company's 1998 fiscal year end.

Crown Paper Co.

REPORT OF INDEPENDENT AUDITORS

               To the Board of Directors and Shareholder of Crown Paper Co.:

               We have audited the consolidated balance sheets of Crown Paper Co. and subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, cash flows, and changes in equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, cash flows, and changes in equity of Crown Paper Co. and subsidiaries, as described in Note 2, for the year ended December 31, 1995, were audited by other auditors whose report dated February 23, 1996, expressed an unqualified opinion on those statements.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the 1997 and 1996 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Paper Co. and subsidiaries at December 28, 1997 and December 29, 1996 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                 ERNST & YOUNG LLP

               San Francisco, California
               January 30, 1998

Crown Paper Co.
               CONSOLIDATED STATEMENTS OF OPERATIONS


               -----------------------------------------------------------------------------------------------------
                                                                             52 WEEKS       52 Weeks       53 Weeks
                                                                                ENDED          Ended          Ended
                                                                         DECEMBER 28,   December 29,   December 31,
               (amounts in thousands)                                            1997           1996           1995
               -----------------------------------------------------------------------------------------------------
               Net sales                                                     $897,492       $925,376     $1,076,506
               Cost of goods sold                                             837,452        850,419        920,664
               -----------------------------------------------------------------------------------------------------
                    Gross margin                                               60,040         74,957        155,842
               Gain on timberlands sale                                        13,518
               Mill closure charge                                             (3,325)
               Selling and administrative expenses                            (55,889)       (52,215)       (55,516)
               -----------------------------------------------------------------------------------------------------
               Operating income                                                14,344         22,742        100,326
               Interest expense                                               (50,321)       (49,920)       (21,138)
               Other income, net                                                1,314            555            565
               -----------------------------------------------------------------------------------------------------
               Income (loss) before income taxes                              (34,663)       (26,623)        79,753
               Income tax expense (benefit)                                   (12,132)       (10,087)        31,702
               -----------------------------------------------------------------------------------------------------
               Net income (loss)                                            $ (22,531)      $(16,536)    $   48,051
               -----------------------------------------------------------------------------------------------------

               See notes to consolidated financial statements.

Crown Paper Co.
               CONSOLIDATED BALANCE SHEETS

               ------------------------------------------------------------------------------------------
               (Dollar amounts in thousands)                        DECEMBER 28, 1997   December 29, 1996
               ------------------------------------------------------------------------------------------
               ASSETS
               Current Assets:
                    Cash and cash equivalents                              $   11,415           $   1,175
                    Accounts receivable                                        40,787              56,004
                    Inventories                                               104,117              97,975
                    Prepaid expenses and other current assets                   7,399              15,217
                    Deferred income taxes                                      14,480              14,191
               ------------------------------------------------------------------------------------------
                              Total current assets                            178,198             184,562

               Property, plant and equipment, net                             621,276             678,154
               Other assets                                                    38,090              36,759
               Unamortized debt issue costs                                    14,039              16,023
               Intangibles, net                                                28,977              30,101
               ------------------------------------------------------------------------------------------
                              Total Assets                                   $880,580            $945,599
               ------------------------------------------------------------------------------------------
               LIABILITIES AND EQUITY
               ------------------------------------------------------------------------------------------
               Current Liabilities:
                    Accounts payable                                        $  54,181           $  60,612
                    Accrued liabilities                                        80,358              80,920
                    Current portion of long-term debt                           1,000               6,761
               ------------------------------------------------------------------------------------------
                              Total current liabilities                       135,539             148,293

               Long-term debt                                                 430,878             447,229
               Accrued postretirement benefits other than pensions            102,397             101,273
               Other long-term liabilities                                     12,732              15,373
               Deferred income taxes                                           88,427             102,468
               ------------------------------------------------------------------------------------------
                              Total Liabilities                               769,973             814,636
               ------------------------------------------------------------------------------------------
               Shareholder's Equity:
                    Common Stock, no par value;
                         Authorized - 5,000 shares;
                         Issued and outstanding -1 share
                              at December 28, 1997, and
                              December 29, 1996                               132,698             129,058
                    Minimum pension liability                                    (330)               (892)
                    Cumulative foreign currency translation adjustment          1,338               3,365
                    Retained deficit                                          (23,099)               (568)
               ------------------------------------------------------------------------------------------
                    Total Equity                                              110,607             130,963
               ------------------------------------------------------------------------------------------
                         Total Liabilities and Equity                      $  880,580            $945,599
               ------------------------------------------------------------------------------------------

               See notes to consolidated financial statements.

Crown Paper Co.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

               ----------------------------------------------------------------------------------------------------
                                                                             52 WEEKS       52 Weeks       53 Weeks
                                                                                ENDED          Ended          Ended
                                                                         DECEMBER 28,   December 29,   December 31,
               (amounts in thousands)                                            1997           1996           1995
               ----------------------------------------------------------------------------------------------------
               CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
                 Net income (loss)                                          $ (22,531)     $ (16,536)     $  48,051
                 Items not affecting cash:
                    Depreciation and cost of timber harvested                  83,373         79,252         77,821
                    Amortization of goodwill and other intangibles              1,124          1,125          1,125
                    Deferred income tax provision (benefit)                   (14,711)        (3,405)         2,009
                    Gain on sale of timberlands                               (13,518)
                    Other, net                                                  6,100          4,461              8
                 Change in current assets and liabilities:
                    Accounts receivable (includes $43,000 sold in 1996)        15,217         49,676        (16,523)
                    Inventories                                                (6,142)         3,344         (5,481)
                    Other current assets                                        7,532         (9,948)        (6,805)
                    Accounts payable                                            1,493         (4,958)        10,744
                    Other current liabilities                                    (562)           523          9,017
                 Other, net                                                    (3,550)         1,403          6,473
               ----------------------------------------------------------------------------------------------------
                    Cash provided by operating activities                      53,825        104,937        126,439
               ----------------------------------------------------------------------------------------------------
               CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
                 Expenditures for property, plant and equipment               (59,309)       (80,914)       (46,930)
                 Proceeds from sale of property, plant, and equipment          36,740             71          1,561
                 Other, net                                                     1,735           (232)          (195)
               ----------------------------------------------------------------------------------------------------
                    Cash used for investing activities                        (20,834)       (81,075)       (45,564)
               ----------------------------------------------------------------------------------------------------
               CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
                 Issuance of Subordinated Notes                                                             242,500
                 Borrowings from Term Loans                                                                 190,592
                 Repayments of Term Loans                                     (46,712)       (52,538)        (2,750)
                 Proceeds from draw down of Revolving Credit                  122,000        191,000         89,000
                 Repayments of Revolving Credit                              (102,000)      (176,000)       (79,000)
                 Proceeds from issuance of Industrial Revenue Bonds,
                    less underwriting costs                                     4,701         12,100
                 Payments of other long-term debt                                (740)        (2,584)        (1,026)
                 James River's capital withdrawal, net                                                     (527,291)
               ----------------------------------------------------------------------------------------------------
                    Cash used for financing activities                        (22,751)       (28,022)       (87,975)
               ----------------------------------------------------------------------------------------------------
                 Increase (decrease) in cash and cash equivalents              10,240         (4,160)        (7,100)
                 Cash and cash equivalents, beginning of year                   1,175          5,335         12,435
               ----------------------------------------------------------------------------------------------------
                    Cash and cash equivalents, end of year                  $  11,415      $   1,175      $   5,335
               ----------------------------------------------------------------------------------------------------

               See notes to consolidated financial statements.

Crown Paper Co.
               CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

               ----------------------------------------------------------------------------------------------------------
                                                                                         Foreign
                                                         Common Stock       Minimum     Currency   Retained        James
                                                      -----------------     Pension  Translation   Earnings      River's
               (amounts in thousands, except shares)  Shares    Amounts   Liability   Adjustment   (Deficit)  Investment
               ----------------------------------------------------------------------------------------------------------
               BALANCE AT DECEMBER 25, 1994                                                                   $  585,290
               CHANGES IN EQUITY FOR THE PERIOD
                  ENDED AUGUST 25, 1995:
               Net income                                                                                         32,083
               Change in equity component
                  of minimum pension liability                                                                     2,023
               Foreign currency translation
                  adjustment                                                                                         693
               EFFECT OF SPIN-OFF:
               Adjustments to pension liabilities,
                  accrued postretirement benefits
                  other than pensions and deferred
                  income taxes                                                                                    26,989
               Capital withdrawal by
                  James River, net                                                                               (42,350)
               Minimum pension liability                                    $(5,611)                               5,611
               Reclassification of foreign
                  currency translation adjustment                                        $   701                    (701)
               Net proceeds paid to James River                                                                 (484,941)
               Transfer from James River
                  investment                               1   $124,697                                         (124,697)
               CHANGES IN EQUITY FOR THE PERIOD
                  AUGUST 25, 1995, THROUGH
                  DECEMBER 31, 1995:
               Net income                                                                             $ 15,968
               Foreign currency translation adjustment                                    (2,049)
               ESOP and restricted stock activity, net              840
               ----------------------------------------------------------------------------------------------------------
               BALANCE AT DECEMBER 31, 1995                1    125,537      (5,611)      (1,348)       15,968
               Net Loss                                                                                (16,536)
               Foreign currency translation adjustment                                     4,713
               ESOP and restricted stock activity, net            3,521
               Minimum pension liability adjustment                           4,719
               ----------------------------------------------------------------------------------------------------------
               BALANCE AT DECEMBER 29, 1996                1    129,058        (892)       3,365          (568)
               Net Loss                                                                                (22,531)
               Foreign currency translation adjustment                                    (2,027)
               ESOP and restricted stock activity, net            3,640
               Minimum pension liability adjustment                             562
               ----------------------------------------------------------------------------------------------------------
               BALANCE AT DECEMBER 28, 1997                1   $132,698     $  (330)     $ 1,338      $(23,099)
               ----------------------------------------------------------------------------------------------------------

               See notes to consolidated financial statements.

Crown Paper Co.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               NOTE 1
--------------------------------------------------------------------------------
ORGANIZATION AND OPERATIONS

               Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper Co.") is a wholly owned subsidiary of Crown Vantage Inc. (the "Parent" or "Crown Vantage"). Crown Vantage became an independent company after the Board of Directors of James River Corporation of Virginia ("James River"), now known as Fort James Corporation, completed the spin-off of assets, liabilities and operations that comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business (collectively the "Predecessor Business"). At the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Parent (the "Distribution").

               James River transferred to the Company certain assets of the Predecessor Business, and the Company assumed certain related liabilities from James River. In addition, the Company received $250 million in cash through a public offering of Senior Subordinated Notes and $253 million from initial borrowings under credit facilities with a group of banks (collectively, the "Financing"). The proceeds from the Financing after payment of expenses and retention of $1.2 million cash ($485 million) were paid to James River together with $100 million Senior Pay-in-Kind Notes issued by the Parent, as a return of James River's capital investment. The Distribution, transfer of assets and liabilities, Financing, and return of capital are collectively referred to as the "Spin-Off."

               The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company's two business sectors and corresponding principal product categories are (i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (e.g. annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates. The Company operates 10 facilities using 31 diverse paper machines with sales primarily in North America.

               At December 28, 1997, the Company employed approximately 3,850 individuals of which approximately 1/4 were salaried and 3/4 were hourly. All of the Company's domestic hourly employees are represented under various collectively bargained union contracts. Hourly personnel at the Company's two mills in Scotland are covered by an ongoing national agreement that addresses working conditions, safety, and annual wage increases. Collective bargaining agreements at the Company's Ypsilanti, Michigan, and Richmond, Virginia, facilities, which cover approximately 5% of the Company's hourly employees, expire before January 1999. The Company plans to renegotiate the above contracts before they expire.

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


               NOTE 2
--------------------------------------------------------------------------------
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

               The consolidated financial statements of the Company include the accounts of Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries. Significant intercompany balances and transactions have been eliminated.

               The accompanying financial statements include the consolidated results of operations, assets and liabilities of the Company for the 52 weeks ended December 28, 1997, and December 29, 1996. The accompanying financial statements also include the consolidated results of operations of the Company for the 18 weeks ended December 31, 1995, subsequent to the Spin-Off and the combined historical results of operations of the Predecessor Business while a part of James River for the 35 weeks ended August 27, 1995.

               The consolidated financial statements for the period prior to the Spin-Off have been prepared as if the Company had operated as an independent stand-alone entity for the period presented, except the Company generally did not have significant borrowings prior to the Spin-Off, and there was no allocation of James River's consolidated borrowings and related interest expense, except for interest capitalized as a component of properties. Prior to the Spin-Off, the Company engaged in various transactions with James River and its affiliates that are characteristic of a group of companies under common control. Throughout the period prior to the Spin-Off, the Company participated in James River's centralized cash management system and, as such, its cash funding requirements were met by James River. The Company was charged by James River for direct costs and expenses associated with its operations which have been included in cost of goods sold or selling and administrative expenses, as appropriate. James River's administrative costs have been allocated to the Company for the period prior to the Spin-Off based on net sales and are included in selling and administrative expense. Selling and administrative expenses allocated to the Company were $5.5 million in 1995.

               The Company's fiscal year includes the 52 or 53 weeks ending on the last Sunday in December. The years ended December 28, 1997, December 29, 1996, and December 31, 1995, included 52, 52, and 53 weeks, respectively.

               CASH AND CASH EQUIVALENTS

               The Company invests excess cash in marketable securities with original maturities of three months or less. These investments are classified as cash equivalents in the accompanying consolidated financial statements.

               INVENTORIES

               Inventories are stated at the lower of cost or market and include the cost of materials, labor and manufacturing overhead. The last-in, first-out cost flow assumption is used for valuing substantially all domestic inventories other than stores and supplies. Other inventories, including all inventories held by foreign operations, are valued using the first-in, first-out method.

               PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment is stated at cost, less accumulated depreciation, including related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for improvements that increase asset values or extend useful lives are capitalized. Maintenance and repair costs are expensed as incurred. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from 20 to 45 years for buildings and 5 to 20 years for machinery and equipment. For income tax purposes, depreciation is calculated using accelerated methods. The Company capitalizes interest on projects when the construction period is considerable and requires significant expenditures. Capitalized interest is amortized over the life of the related assets. Interest capitalized in 1996 was $1.1 million. Capitalized interest in 1997 and 1995 was not significant.

               The Company assesses the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from the use of the assets be estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to estimate future production volumes and costs, future sales volumes, demand for the Company's product mix and prices which reflect the use of its long-lived assets and market conditions. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's actual performance could differ from such estimates, which could result in an unanticipated material impairment loss on its long-lived assets.

               UNAMORTIZED DEBT ISSUE COSTS

               Debt issue costs are deferred and are being charged to interest expense over the life of the underlying indebtedness.

               GOODWILL

               The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill and amortized over 40 years. Goodwill (which is included in intangibles) totaled $40.1 million at December 28, 1997, and December 29, 1996, and is presented net of accumulated amortization of $12.2 million at December 28, 1997, and $11.3 million at December 29, 1996. The recoverability of goodwill has been evaluated to determine whether current events or circumstances warrant adjustments to the carrying value. As of December 28, 1997, and December 29, 1996, management believes that no significant impairment of goodwill was indicated.

               LANDFILL CLOSURE AND POST-CLOSURE COSTS

               The Company accrues for landfill closure and post-closure costs over the periods that benefit from the use of the landfills. Management regularly reviews the adequacy of cost estimates and adjusts the accrued amounts as necessary.

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

               INCOME TAXES

               Income tax expense for the eight months ended August 27, 1995 reflected in the accompanying consolidated financial statements represents the Company's share of James River's income tax provision which is intended to approximate the income tax expense that would have been recognized had the Company filed a separate income tax return. Because the Company was historically included in the James River consolidated income tax return, the 1997 and 1996 net operating loss cannot be carried back to the period prior to the Spin-Off. In addition, investment and other tax credit carryforwards included in the calculation of the Company's income tax provision for 1995 cannot be utilized on a separate company basis.

               No provision is made for U.S. federal income taxes on $6.6 million of undistributed earnings of the Company's foreign subsidiaries as such earnings are considered indefinitely reinvested.

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

               JAMES RIVER'S INVESTMENT

               James River's investment, as shown in the accompanying consolidated statement of changes in equity, reflects the historical activity between the Company and James River and the Company's cumulative results of operations. Transactions with James River are reflected as though they were settled immediately as an addition to or reduction of James River's investment.

               SELECTED SALES INFORMATION

               During each of the three years in the period ended December 28, 1997, export sales to foreign markets from the Company's domestic operations represented less than 10% of the Company's net sales. Net sales from the Company's two Scottish facilities were 7.6%, 7.4%, and 6.6% of net sales for the three years in the period ended December 28, 1997. No single customer accounted for more than 10% of net sales in any year. Net sales to James River were approximately 6.8%, 7.0% and 8.6% of total net sales in 1997, 1996 and 1995, respectively.

               INTEREST EXPENSE

               Interest expense included in the accompanying consolidated statements of operations for the period prior to the Spin-Off does not reflect any interest expense on additional debt that was incurred by the Company upon completion of the Spin-Off.

               USE OF ESTIMATES

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               NEW ACCOUNTING PRONOUNCEMENTS

               In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income," which establishes standards for the reporting and displaying of comprehensive income and its components in a full set of general purpose financial statements. The Company will be required to adopt the new standard in the first quarter of 1998.

               Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS No.131") "Disclosure about Segments of an Enterprise and Related Information." This statement will require segment disclosure based on management's decision making criteria. SFAS No. 131 also requires disclosure about the products and services provided, the countries in which material assets are held and material revenues are generated, and significant customers. SFAS No. 131 is effective for the Company's 1998 fiscal year end.

               RECLASSIFICATIONS

               Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

Crown Paper Co. NOTE 3
--------------------------------------------------------------------------------
SALE OF ACCOUNTS RECEIVABLE

               During 1996, the Company entered into a five-year agreement with certain banks which provides for the sale of undivided interests (up to $60 million) in a revolving pool of trade accounts receivable. During 1996, the Company sold a total of $43 million of undivided interests. Proceeds from the sales, which are reported as operating cash flows in the consolidated statement of cash flows, were used to prepay $43 million of long-term debt.
               As collections reduce accounts receivable included in the pool, the Company sells undivided interests in new receivables in order to bring the amount sold up to $43 million.

               The proceeds from sales are less than the face amount of the undivided interests in accounts receivable sold and such discount ($2.8 million and $1.6 million in 1997 and 1996, respectively) is included in selling and administrative expenses in the consolidated statement of operations.

                NOTE 4
--------------------------------------------------------------------------------
CONCENTRATIONS OF CREDIT RISK

               Credit risk represents the accounting loss that would be recognized at the reporting date if customers failed completely to perform as contracted.

               Concentrations of credit risk that arise from financial instruments exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant exposure to any individual customer.

               Accounts receivable at the Company's facilities in Scotland totaled $18.3 million and $19.9 million at December 28, 1997, and December 29, 1996, respectively. There were no other significant concentrations of foreign credit risk at December 28, 1997, or December 29, 1996.

Crown Paper Co. NOTE 5
--------------------------------------------------------------------------------
SUPPLEMENTAL BALANCE SHEET INFORMATION

               -----------------------------------------------------------------
               INVENTORIES
               (amounts in thousands)                        1997          1996
               -----------------------------------------------------------------
               -----------------------------------------------------------------
               Raw materials                           $   27,911    $   26,283
               Work-in-process                              7,038         7,490
               Finished goods                              45,936        42,168
               Stores and supplies                         35,569        34,640
               -----------------------------------------------------------------
                                                          116,454       110,581
               Last-in, first-out reserve                 (12,337)      (12,606)
               -----------------------------------------------------------------
               Total inventories                       $  104,117    $   97,975
               -----------------------------------------------------------------
               -----------------------------------------------------------------
               Valued at lower of cost or market:
               Last-in, first-out                      $   56,402    $   52,625
               First-in, first-out                         47,715        45,350
               -----------------------------------------------------------------
               Total inventories                       $  104,117    $   97,975
               -----------------------------------------------------------------
               -----------------------------------------------------------------
               PROPERTY, PLANT AND EQUIPMENT
               (amounts in thousands)                        1997          1996
               -----------------------------------------------------------------
               -----------------------------------------------------------------
               Land and improvements                   $   39,955    $   39,496
               Buildings                                  143,399       141,363
               Machinery and equipment                  1,043,162     1,012,690
               Construction in progress                    16,100        18,380
               -----------------------------------------------------------------
                                                        1,242,616     1,211,929
               Accumulated depreciation                  (627,891)     (561,965)
               -----------------------------------------------------------------
                                                          614,725       649,964
               Timber and timberlands, net                  6,551        28,190
               -----------------------------------------------------------------
               Net property, plant and equipment       $  621,276    $  678,154
               -----------------------------------------------------------------
               -----------------------------------------------------------------
               ACCRUED LIABILITIES
               (amounts in thousands)                        1997          1996
               -----------------------------------------------------------------
               -----------------------------------------------------------------
               Compensated absences                    $   11,835    $   11,652
               Employee insurance benefits                 15,267        16,363
               Accrued post retirement benefits
                  other than pensions, current portion      3,004         5,518
               Accrued interest                            12,203        12,258
               Taxes payable, other than income taxes      10,083         7,190
               Other accrued liabilities                   27,966        27,939
               -----------------------------------------------------------------
               Total accrued liabilities               $   80,358    $   80,920
               -----------------------------------------------------------------
               -----------------------------------------------------------------

Crown Paper Co. NOTE 6
--------------------------------------------------------------------------------
LONG-TERM DEBT

               Consolidated long-term debt consists of the following:
               (amounts in thousands)                                                 1997           1996
               ----------------------------------------------------------------------------------------------
               Bank Credit Facility:
                  Revolving credit, average interest rate 8.57% in 1997
                    and 9.49% in 1996, due 2002                                   $ 45,000       $ 25,000
                  Term Loan A, average interest rate 8.42% in 1997
                    and 1996                                                             0         45,712
                  Term Loan B, average interest rate 9.14% in 1997
                    and 8.94% in 1996, due 2003                                     98,000         99,000
               ----------------------------------------------------------------------------------------------
                                                                                   143,000        169,712
               11% Senior Subordinated Notes, due 2005                             250,000        250,000
               Industrial Revenue Bonds, average interest rate 7.91% in
                  1997 and 7.65% in 1996, payable to 2026                           38,878         34,278
               ----------------------------------------------------------------------------------------------
                                                                                   431,878        453,990
               Less current portion                                                  1,000          6,761
               ----------------------------------------------------------------------------------------------
                                                                                  $430,878       $447,229
               ----------------------------------------------------------------------------------------------
               ----------------------------------------------------------------------------------------------



               Maturities of long-term debt for the next five years are: 1998 and 1999 - $1.0 million; 2000 - $1.3 million; 2001 - $.8 million;
               and 2002 - $47.0 million. Cash paid for interest in 1997, 1996, and 1995 totaled $46.0 million, $45.8 million, and $7.9 million, respectively.

               Under the Bank Credit Facility (the "Facility") the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $40.4 million has been issued at December 28, 1997) and can be used for general corporate purposes, working capital needs, and permitted investments. At December 28, 1997, $45 million of the revolving credit was outstanding and $64.6 million of the aggregate line was available if needed. Borrowings under the Facility are subject to varying rates of interest that are indexed (at the Company's option) to a base rate (the higher of the Prime Rate or Federal Funds Rate) or the London Interbank Offered Rate.

               Principal and interest amounts on the Term Loans are due in quarterly installments. In addition to those scheduled repayments, Crown Paper Co. is obligated to make prepayments equal to 75% of Excess Cash Flow (as defined in the underlying agreement). The Company did not generate Excess Cash Flow in 1997 or 1996. The Company is also required to make prepayments (in varying percentages of net proceeds) upon the occurrence of certain events which include, but are not limited to, proceeds received from any new debt or equity issuances, asset sales, and sales of accounts receivable. During 1997, the Company sold approximately 108,000 acres of timber-producing properties for approximately $36 million. Proceeds from the sale of the Company's timber properties were used to prepay Term Loan A. Also during 1997, the Company repaid the remaining $3.2 million balance of Term Loan A. During 1996, the Company prepaid $43 million on Term Loan A using proceeds obtained through the sale of certain accounts receivable.

               In connection with the Facility, as amended, Crown Paper Co. is required to maintain minimum quarterly cash flow to total debt ratios as follows: first, second, third, and fourth quarters of 1998 are .18 to 1, .16 to 1, .17 to 1, and .18 to 1,
               respectively. Crown Paper Co. must maintain minimum interest coverage ratios for the first through third quarters of 1998 at
               1.75 to 1 and at 1.9 to 1 for the fourth quarter of 1998. Crown Paper Co. is also subject to minimum tanglible net worth requirements. In addition, both the Parent and Crown Paper Co. are subject to certain limitations on indebtedness, liens, mergers and acquisitions, asset sales, investments, joint ventures, capital expenditures and prepayments or acquisitions of certain indebtedness. The Facility also restricts Crown Paper Co. from paying cash dividends to the Parent. Generally, dividends are limited to (a) amounts necessary to pay certain personnel and administrative expenses (not to exceed $800,000 per year), (b) current taxes payable attributable to Crown Paper Co., and (c) Crown Paper Co.'s share of Equity Proceeds (as defined in the underlying agreement). The Facility contains customary events of default, including certain changes of control. The obligations under the Facility are collateralized by substantially all of the assets of Crown Paper Co.

               The Senior Subordinated Notes (the "Notes") are unsecured and interest is payable semi-annually in March and September. The Notes are redeemable at the option of Crown Paper Co. on or after September 1, 2000 at a redemption price of 105.5%, which declines to par after September 1, 2003, and thereafter. In addition, Crown Paper Co. may redeem up to $85 million of aggregate principal of the Notes prior to September 1998 at a cash redemption price of 110% from the proceeds of one or more public offerings. In the event of a Change of Control (as defined in the underlying agreement) the holders of the Notes have the right to require Crown Paper Co. to purchase the Notes in cash at 101%. The Notes contain covenants, limitations and restrictions which in general are not more restrictive than those contained in the Facility.

               In August 1997, the Company completed a $2.5 million refinancing of certain industrial revenue bonds issued by the Michigan Strategic Fund. Also in August 1997, the Company finalized an agreement with the Michigan Strategic Fund whereby a total of $4.9 million of bonds were sold to finance certain sewage and solid waste disposal facilities to be used by the Company.

               In 1996, the Company completed an $18 million refinancing of certain industrial revenue bonds issued by the Business Finance Authority of the State of New Hampshire.

               Also in 1996, the Company finalized an agreement with the Business and Finance Authority of the State of New Hampshire whereby a total of $12.3 million of bonds were sold to finance certain sewage and solid waste disposal facilites to be used by the Company. The proceeds from the sale of these bonds are to be used to finance eligible project costs, of which $3.4 million and $3.2 million are included in cash and cash equivalents at December 28, 1997, and December 29, 1996, respectively.

               At December 28, 1997, and December 29, 1996, estimated fair values of the Company's long-term debt instruments were $441.0 million and $450.5 million, respectively. The fair values of the Company's long-term debt instruments are based on quoted market prices, estimated based on quoted market prices for similar issues or estimated by discounting expected cash flows at the rates currently offered to the Company for debt having similar characteristics.

Crown Paper Co. NOTE 7
--------------------------------------------------------------------------------
INCOME TAXES

               THE COMPONENTS OF INCOME (LOSS) BEFORE INCOME TAXES WERE AS FOLLOWS:
               ---------------------------------------------------------------------------------------------------
               (amounts in thousands)                                              1997        1996        1995
               ---------------------------------------------------------------------------------------------------
               Domestic                                                        $(40,441)  $ (32,457)    $73,773
               Foreign                                                            5,778       5,834       5,980
               ---------------------------------------------------------------------------------------------------
               Income (loss) before income taxes                               $(34,663)  $ (26,623)    $79,753
               ---------------------------------------------------------------------------------------------------
               ---------------------------------------------------------------------------------------------------
               INCOME TAX EXPENSE (BENEFIT) CONSISTED OF THE FOLLOWING:
               ---------------------------------------------------------------------------------------------------
               (amounts in thousands)                                              1997        1996        1995
               ---------------------------------------------------------------------------------------------------
               ---------------------------------------------------------------------------------------------------
               Current:
                  Federal                                                      $   (693)  $ (8,032)    $24,581
                  State                                                           1,775       (644)      4,483
                  Foreign                                                         1,497      1,994         629
               ---------------------------------------------------------------------------------------------------
                     Total current income tax expense (benefit)                   2,579     (6,682)     29,693
               ---------------------------------------------------------------------------------------------------
               Deferred:
                  Federal                                                       (13,353)    (3,353)       (120)
                  State                                                          (1,685)      (374)        (22)
                  Foreign                                                           327        322       2,151
               ---------------------------------------------------------------------------------------------------
                     Total deferred income tax provision (benefit)              (14,711)    (3,405)      2,009
               ---------------------------------------------------------------------------------------------------
                        Income tax expense (benefit)                           $(12,132)  $(10,087)    $31,702
               ---------------------------------------------------------------------------------------------------
               ---------------------------------------------------------------------------------------------------

               Principal reasons for the difference between the federal statutory income tax rate on the income (loss) before income taxes, and the Company's effective income tax rate were as follows:

               ---------------------------------------------------------------------------------------------------
                                                                                  Percent of Pretax Income (Loss)
               ---------------------------------------------------------------------------------------------------
                                                                                   1997        1996        1995
               ---------------------------------------------------------------------------------------------------
               Federal statutory income tax rate                                  (35.0)%     (35.0)%      35.0%
               State income taxes, net of federal income tax effect                (3.7)       (3.8)        4.0
               Amortization of goodwill                                             1.0         1.3         0.5
               Other items, net                                                     2.7         (.4)        0.3
               ---------------------------------------------------------------------------------------------------
               Effective income tax rates                                         (35.0)%     (37.9)%      39.8%
               ---------------------------------------------------------------------------------------------------
               ---------------------------------------------------------------------------------------------------

               The income tax effects of temporary differences that gave rise to the net deferred tax liabilities as of December 28, 1997 and December 29, 1996, were as follows:

               ---------------------------------------------------------------------------------------------------
               (amounts in thousands)                                                          1997        1996
               ---------------------------------------------------------------------------------------------------
               ---------------------------------------------------------------------------------------------------
               Excess of book over tax basis of property, plant and equipment              $129,073    $132,452
               Pension benefits, net                                                         13,943      12,767
               Other items                                                                    4,881       4,069
               ---------------------------------------------------------------------------------------------------
               Total deferred tax liabilities                                               147,897     149,288
               ---------------------------------------------------------------------------------------------------
               Postretirement benefits other than pensions                                  (40,874)    (41,519)
               Accrued liabilities                                                          (17,399)    (16,092)
               Net operating loss carryforward                                              (14,787)     (1,818)
               Other items                                                                     (890)     (1,582)
               ---------------------------------------------------------------------------------------------------
               Total deferred tax assets                                                    (73,950)    (61,011)
               ---------------------------------------------------------------------------------------------------
               Net deferred tax liability                                                  $ 73,947    $ 88,277
               ---------------------------------------------------------------------------------------------------
               ---------------------------------------------------------------------------------------------------

               The Company has recorded $12.4 million and $1.8 million in deferred tax benefits for the 1997 and 1996 net operating losses, respectively. The Company has federal and state net operating loss carryforwards of approximately $31.9 million for 1997 and $7.8 million for 1996 that expire in the year 2012 and 2011, respectively. The Company made estimated tax payments in 1997 and 1996 of $.7 million and $1.6 million, respectively, of which $1.2 million from 1996 was recovered in 1997. Cash payments for income taxes paid by the Company subsequent to the Spin-Off through December 31, 1995, totaled $11.2 million.

               The components of income tax expense were allocated between the members of the consolidated group on a seperate return basis that is consistent with the terms of the tax sharing agreement that exists between members of the affiliated group of companies that comprise Crown Vantage, Inc. and subsidiaries.

               In connection with the Spin-Off, James River, the Parent, and the Company entered into a tax sharing agreement, pursuant to which James River generally is responsible for all federal and state income and franchise taxes for taxable periods ending on or prior to August 27, 1995. The Parent is responsible for all federal and state income and franchise taxes of the Crown Vantage group for taxable periods beginning after August 27, 1995. The Parent generally is responsible for all unpaid taxes on its foreign subsidiaries, state and local taxes, other than income and franchise taxes, such as property, sales, use and payroll taxes related to the Crown Vantage group for all periods, including periods prior to August 27, 1995. James River will pay taxes related solely to the Spin-Off and the transactions contemplated thereby, provided that the Spin-Off and the transactions contemplated thereby are treated in accordance with the Internal Revenue Service Ruling ("IRS Ruling") relating to the tax-free treatment of the Spin-Off. Any taxes imposed by virtue of the Spin-Off and the transactions resulting thereby not being treated in accordance with the IRS Ruling shall be borne by the party solely causing the Spin-Off or the transactions resulting thereby not to be so treated. If neither party is solely at fault, any such taxes and liabilities would be shared, with the Company to be responsible for 20% and James River to be responsible for 80% of any such amounts.

               NOTE 8
--------------------------------------------------------------------------------
PENSION PLANS

               In connection with the Spin-Off, the Company and James River entered into an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") whereby the Company's U.S. pension plans transferred to the Company and corresponding accumulated participant benefits were frozen (the "Frozen Plans"). New pension plans (the "New Plans") that have terms substantially similar to the Frozen Plans were then established by the Company. James River has also entered into an agreement with the PBGC which provides that, if the PBGC institutes proceedings to terminate a Frozen Plan, James River may either assume sponsorship of the plan or will be responsible for all liability arising from the termination of the plan as if it were the plan sponsor. James River's contingent obligation with respect to the Frozen Plans will generally end when there are no unfunded benefit obligations for the Frozen Plans. James River and the Company have entered into an agreement (the "Pension Funding Agreement") that establishes minimum funding requirements by the Company for the Frozen Plans that are at least equal to minimum funding requirements pursuant to Section 412 of the Internal Revenue Code.

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

               The present value of benefit obligations, related components of pension costs and plan assets were derived from actuarial calculations. Components of pension cost for 1995 were derived from actuarial calculations of these components within the James River plans.

               The components of the Company's net pension cost, which includes the Company's pension plan in Scotland, were as follows:

               ------------------------------------------------------------------------------------------------------------------
               (amounts in thousands)                                                      1997           1996           1995
               ------------------------------------------------------------------------------------------------------------------
               Service cost                                                            $  5,310     $    5,344     $    4,405
               Interest accrued on projected benefit obligation                          19,305         19,055         20,665
               Net investment income on plan assets                                     (69,794)       (27,088)       (46,374)
               Net amortization and deferral                                             45,827          6,196         26,081
               Contributions to multiemployer pension plans                                  53             52             61
               ------------------------------------------------------------------------------------------------------------------
               Net pension cost                                                        $    701     $    3,559     $    4,838
               ------------------------------------------------------------------------------------------------------------------
               ------------------------------------------------------------------------------------------------------------------


               Net amortization includes amortization of the net transition assets, net experience gains and losses, and prior service costs over 15 to 20 years.

               The actuarial assumptions used in determining net pension costs and related pension obligations were as follows:

               ------------------------------------------------------------------------------------------------------------------
                                                                                           1997           1996           1995
               ------------------------------------------------------------------------------------------------------------------
               ------------------------------------------------------------------------------------------------------------------
               Discount Rate                                                               7.5%           8.0%           7.5%
               Assumed rate of increase in compensation levels                             4.0%           4.0%           5.0%
               Expected long-term rate of return on plan assets                           10.0%          10.0%          10.0%
               ------------------------------------------------------------------------------------------------------------------

               The following table sets forth the funded status of the Company's U.S. and Scottish pension plans at December 28, 1997, and December 29, 1996:

               ------------------------------------------------------------------------------------------------------------------
               (amounts in thousands)                                             1997                         1996
               ------------------------------------------------------------------------------------------------------------------
                                                                          ASSETS    ACCUMULATED         ASSETS    ACCUMULATED
                                                                          EXCEED       BENEFITS         EXCEED       BENEFITS
                                                                     ACCUMULATED         EXCEED    ACCUMULATED         EXCEED
                                                                        BENEFITS         ASSETS       BENEFITS         ASSETS
               ------------------------------------------------------------------------------------------------------------------
               Actuarial present value of:
                  Vested benefits                                       $234,870        $16,602       $214,534       $ 15,136
                  Nonvested benefits                                      14,048          1,194         13,801          1,060
               ------------------------------------------------------------------------------------------------------------------
                     Accumulated benefit obligation                      248,918         17,796        228,335         16,196
               Effect of projected future salary increases                14,105            229          4,810              3
               ------------------------------------------------------------------------------------------------------------------
               Projected benefit obligation                              263,023         18,025        233,145         16,199
               Plan assets at fair value                                 320,669         16,455        268,258         13,855
               ------------------------------------------------------------------------------------------------------------------
               Plan assets in excess of (less than)
                  projected benefit obligation                            57,646         (1,570)        35,113         (2,344)
               Unrecognized net (gain) loss                              (25,049)           198        (11,344)         1,470
               Unrecognized prior service cost                             9,082          2,193          8,568          2,353
               Unrecognized net transition (asset) liability              (3,413)            65           (359)           101
               Minimum pension liability                                                 (2,184)                       (3,924)
               ------------------------------------------------------------------------------------------------------------------
               Net pension asset (liability)                             $38,266        $(1,298)      $ 31,978       $ (2,344)
               ------------------------------------------------------------------------------------------------------------------
               ------------------------------------------------------------------------------------------------------------------

               Other assets include net noncurrent pension assets of $38.0 million and $33.6 million as of December 28, 1997, and December 29, 1996, respectively, exclusive of the additional minimum pension liabilities. As of December 28, 1997, and December 29, 1996, the additional minimum pension liabilities of $2.2 million and $3.9 million, respectively, were offset by intangible assets of $1.7 million and $2.4 million, respectively. The additional minimum pension liabilities at December 28, 1997, and December 29, 1996 were offset by charges to shareholders' equity of $.3 million, net of deferred taxes of $.2 million, and $.9 million, net of deferred taxes of $.6 million, respectively.


               NOTE 9
--------------------------------------------------------------------------------
POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

               Salaried employees hired before January 1, 1993, generally become eligible for retiree medical benefits after reaching age 55 with 15 years of service or after reaching age 65. Under the salaried plan, post-age 65 eligible retirees are reimbursed for a portion of the cost of premiums of Medicare supplement insurance policies, based upon vested years of service. Post-age 65 salaried retirees are also reimbursed for certain prescription drug costs, less deductibles. Pre-age 65 eligible retirees are paid a stated percentage of covered medical expenses, less deductibles. Salaried employees hired after January 1, 1993, are not eligible for retiree medical benefits. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and collective bargaining unit. All of the Company's retiree medical plans are unfunded.

               For the period subsequent to the Spin-Off, the consolidated financial statements include net periodic postretirement benefit costs that were actuarily determined by the Company. The consolidated financial statements include net periodic postretirement benefit costs allocated from the James River plans for the period up to and including the date of the Spin-Off. The components of the Company's net periodic postretirement benefit costs were as follows:


               ---------------------------------------------------------------------------------------
               (amounts in thousands)                                  1997        1996        1995
               ---------------------------------------------------------------------------------------
               Service cost                                          $1,090      $1,582     $ 1,511
               Interest cost on accumulated postretirement
                 benefit obligation                                   5,033       5,919       7,094
               Net amortization                                      (3,886)     (1,965)     (1,949)
               ---------------------------------------------------------------------------------------
               Net periodic postretirement benefit cost              $2,237      $5,536     $ 6,656
               ---------------------------------------------------------------------------------------
               ---------------------------------------------------------------------------------------

               Net amortization includes amortization of prior service costs and gains and net experience gains and losses over 15 years. The discount rate used in determining the accumulated postretirement benefit obligation ("APBO") was 7.5% and 8.0% as of December 28, 1997, and December 29, 1996, respectively. At December 28, 1997, and December 29, 1996, unrecognized net gain, APBO and postretirement benefit costs for active employees assigned to, and the retirees associated with, the Company were actuarily determined by the Company. Changes in actuarial assumptions for 1997 resulted in reductions to the net periodic postretirement benefit cost and accumulated postretirement benefit obligation of $2.5 million and $11.9 million, respectively, as of December 28, 1997.

               Summary information on the Company's plans is as follows:

               ---------------------------------------------------------------------------------------
               (amounts in thousands)                                              1997        1996
               ---------------------------------------------------------------------------------------
               Accumulated postretirement benefit obligation:
               Retirees                                                         $30,270    $ 43,392
               Fully eligible active participants                                20,246      11,000
               Other active participants                                         20,007      24,931
               ---------------------------------------------------------------------------------------
               Total accumulated postretirement benefit obligation               70,523      79,323
               Unrecognized net gain                                             22,777      13,418
               Unrecognized prior service gain                                   12,101      14,050
               ---------------------------------------------------------------------------------------
               Accrued postretirement benefit obligation                       $105,401    $106,791
               ---------------------------------------------------------------------------------------

               As of December 28, 1997, and December 29, 1996, the Company included $3.0 million and $5.5 million, respectively, of accrued postretirement benefit costs in accrued liabilities, representing the estimated current portion of this liability.

               The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.0% in 1997, declining by 0.5% per year through 2002 to an ultimate rate of 4.5%. If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 28, 1997, would have increased by $7.9 million. The effect of this change on the sum of the service cost and interest cost components of net periodic postretirement benefit cost for 1997 would have been an increase of $.7 million.


               NOTE 10
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES

               LEASES

               As of December 28, 1997, future minimum rental payments under noncancelable operating leases were as follows:

               -----------------------------------------------------------------
                                                                    Minimum
               (amounts in thousands)                               Rentals
               -----------------------------------------------------------------
               1998                                                 $ 6,565
               1999                                                   5,348
               2000                                                   5,283
               2001                                                   5,004
               2002                                                   4,333
               Later years                                           13,772
               -----------------------------------------------------------------
               Total future minimum rentals                         $40,305
               -----------------------------------------------------------------

               Rent expense totaled $6.6 million in 1997, $6.7 million in 1996 and $8.8 million in 1995.

               LITIGATION AND ENVIRONMENTAL MATTERS
               The Company is a party to various legal proceedings generally incidental to its business and is subject to a variety of environmental protection statutes and regulations. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any claim which is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial condition of the Company but could materially affect consolidated results of operations in a given year. The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totalling $12.0 million and $11.1 million at December 28, 1997 and December 29, 1996, respectively.

               The Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 20 sites in the United States. The company has previously settled its remediation obligations at 11 of these sites. At 8 other sites, the Company is one of many PRPs and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is under way and a loss estimate for the potential remediation effort costs is not yet possible.However, the Company's accrual for the remedial investigation effort was $.6 million and $.7 million at December 28, 1997, and December 29, 1996, respectively. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information as to the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on our most recent review, management estimates that the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

               Due to uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from the estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. In addition, as is the case with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP at additional sites in the future or that the costs associated with such additional sites would not be material.

               In November 1997, the Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"). These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $40 million of capital expenditures may be required to comply with the rules with compliance dates, with respect to the changes, beginning in 1998 and extending over the next three to eight years. There are risks and uncertainties associated with the Company's estimate that could cause the total capital expenditures to be materially different, including changes in technology, interpretation of the rules that is substantially different from those of the related agencies, or other items.

Crown Paper Co.  NOTE 11
--------------------------------------------------------------------------------
EMPLOYEE STOCK OWNERSHIP PLAN

               The Parent sponsors an Employee Stock Ownership Plan ("ESOP") which is available to substantially all employees of the Company. Participants may elect to contribute up to 10% of their compensation as pretax contributions under Internal Revenue Code
               Section 401(k). The Company will make matching contributions (up to a maximum of 6%) which vary based upon each participant's contribution as a percent of their compensation.

               The ESOP was initially funded by a $10 million loan from Crown Paper Co. and the proceeds were used to purchase 444,000 shares of the Parent's Common Stock. The loan was completely repaid in 1997. On May 2, 1997, an additional 500,000 shares of Common Stock of the Parent were purchased at the average of the high and low prices for the previous 10 days trading period. This purchase was funded by a loan of $3 million to the ESOP from Crown Paper Co. bearing interest at 11% and is due May 1, 2004. The Company's annual contributions to the ESOP in the form of matching contributions will be at least equal to the amount needed by the ESOP to make the principal and interest payments on the loan, less dividends received by the ESOP on unreleased shares.

               The ESOP shares are pledged as collateral for its debt. As the debt is repaid, shares are released from collateral and allocated to employees who make 401(k) contributions that year, based on the proportion of debt service paid in the year.

               Compensation expense for the 401(k) match and the ESOP was $2.7 million in 1997 and $2.5 million in 1996. The ESOP shares as of December 28, 1997, and December 29, 1996, were as follows:

               -----------------------------------------------------------------
                                                         Number of Shares
                                                        1997          1996
               -----------------------------------------------------------------
               Allocated shares                            516,000       188,000
               Shares released for
                  allocation                               101,000        82,000
               Unearned shares                             327,000       174,000
               -----------------------------------------------------------------
               Total ESOP shares                           944,000       444,000
               -----------------------------------------------------------------
               -----------------------------------------------------------------
               Fair value of unearned shares
               at end of year                           $2,534,000    $1,368,000
               -----------------------------------------------------------------
               -----------------------------------------------------------------


               NOTE 12
--------------------------------------------------------------------------------
TIMBERLANDS SALE AND MILL CLOSURE CHARGE

               During the fourth quarter of 1997, the Company sold approximately 108,000 acres of timber producing properties for approximately $36 million and recognized a gain of $13.5 million. These properties have accounted for less than 5% of the wood fiber required by the Company's pulp mills at Berlin and St. Francisville. As part of the transaction in the Northeastern United States, the Company entered into a long-term wood supply contract with the buyer to supply wood for the Berlin mill. The Company has retained ownership of certain standing timber in the Southeastern United States and entered into a cutting plan contract with the buyer in order to continue supplying wood fiber to the St. Francisville mill. Proceeds from the sale of the Company's timberlands were used to prepay Term Loan A.

               During the fourth quarter of 1997, the Company closed its Newark, Delaware, facility and is seeking a buyer for this site. The Newark facility produced approximately 2,200 tons of paper during 1997. The Company shifted most of the Newark mill's production to other mills. The Company recorded a charge related to the closure of the mill in the fourth quarter of 1997 totalling $3.3 million.

Crown Paper Co. NOTE 13
--------------------------------------------------------------------------------
QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

               -----------------------------------------------------------------------------------------------------------------
               (amounts in thousands)                       First         Second          Third         Fourth
                                                          Quarter        Quarter        Quarter        Quarter           Year
               -----------------------------------------------------------------------------------------------------------------
               -----------------------------------------------------------------------------------------------------------------
               1997
               Net sales                                $228,641       $224,932       $226,808       $217,111       $897,492
               Gross margin                               17,164         10,752         20,598         11,526         60,040
               Net loss                                   (7,364)        (8,524)        (4,189)        (2,454)       (22,531)

               -----------------------------------------------------------------------------------------------------------------
               -----------------------------------------------------------------------------------------------------------------
               1996
               Net sales                                $252,853       $230,564       $221,064       $220,895       $925,376
               Gross margin                               32,894         23,049         11,332          7,682         74,957
               Net income (loss)                           5,007         (1,015)        (7,529)       (12,999)       (16,536)
               -----------------------------------------------------------------------------------------------------------------