Form 10-Q
period 1998-06-28
CROWN PAPER CO
filed 1998-08-12
CIK 946820

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended:  June 28, 1998     Commission File
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

                                              Yes         X          No
                                                      ---------         --------

Number of shares of no par value common stock outstanding as of the close of business on August 7, 1998:

              One (1) share, which is owned by Crown Vantage Inc.
              --------------------------------------------------

                                     INDEX

                                CROWN PAPER CO.



PART I:  Financial Information

         Item 1.    Financial Statements

            * Condensed Consolidated Balance Sheets - June 28, 1998 and December 28, 1997.

            * Condensed Consolidated Statements of Operations Three months and six months ended June 28, 1998 and June 29, 1997.

            * Condensed Consolidated Statements of Cash Flows - Six months ended June 28, 1998 and June 29, 1997.

            *    Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
------
ITEM 1  --  FINANCIAL STATEMENTS
------

                                CROWN PAPER CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

ASSETS                                                     June 28, 1998       December 28, 1997
                                                           --------------      -----------------
                                                            (Unaudited)
                                                           --------------
Current Assets:
     Cash and cash equivalents                                  $ 10,162            $ 11,415
     Accounts receivable, net                                     42,745              40,787
     Inventories                                                 103,470             104,117
     Prepaid expenses and other current assets                     6,363               7,399
     Deferred income taxes                                        13,156              14,480
                                                                --------            --------
          Total current assets                                   175,896             178,198
Property, plant and equipment, net                               597,396             621,276
Other assets                                                      39,688              38,090
Unamortized debt issue costs                                      12,923              14,039
Intangibles, net                                                  28,414              28,977
                                                                --------            --------
          Total Assets                                          $854,317            $880,580
                                                                ========            ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Accounts payable                                           $ 42,147            $ 54,181
     Accrued liabilities                                          85,016              80,358
     Current portion of long-term debt                             1,000               1,000
                                                                --------            --------
          Total current liabilities                              128,163             135,539
Long-term debt                                                   445,562             430,878
Accrued postretirement benefits other than pensions              101,662             102,397
Other long-term liabilities                                       12,701              12,732
Deferred income taxes                                             74,421              88,427
                                                                --------            --------
          Total Liabilities                                      762,509             769,973
                                                                --------            --------
Shareholder's Equity:
     Preferred Stock, no par value;
       Authorized - 5,000 shares;
       Issued and outstanding - None
     Common Stock, no par value;
       Authorized - 1 share;
       Issued and outstanding at June 28, 1998
          and December 28, 1997                                  135,286             132,698
     Minimum pension liability                                      (330)               (330)
     Cumulative foreign currency translation adjustment            1,252               1,338
     Retained deficit                                            (44,400)            (23,099)
                                                                --------            --------
                                                                  91,808             110,607
                                                                --------            --------
Total Liabilities and Shareholder's Equity                      $854,317            $880,580
                                                                ========            ========


See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Second Quarter (13 weeks) and Six Months (26 weeks)
                     Ended June 28, 1998 and June 29, 1997
                           (in thousands of dollars)




                                                             Second Quarter                        Six Months
                                                        --------------------------        ------------------------
                                                         1998              1997             1998            1997
                                                        --------          --------        --------        --------
Net Sales                                               $215,413          $224,932       $ 437,219       $ 453,573
Cost of goods sold                                       203,431           214,180         416,239         425,657
                                                        --------          --------       ---------       ---------
Gross margin                                              11,982            10,752          20,980          27,916
Selling and administrative expenses                       15,003            12,263          29,789          28,769
                                                        --------          --------       ---------       ---------
         Operating Loss                                   (3,021)           (1,511)         (8,809)           (853)
Interest expense                                         (12,289)          (12,628)        (24,452)        (25,043)
Other income, net                                            443               717             490             858
                                                        --------          --------       ---------       ---------
          Loss before income taxes                       (14,867)          (13,422)        (32,771)        (25,038)
Benefit for income taxes                                  (5,204)           (4,898)        (11,470)         (9,150)
                                                        --------          --------       ---------       ---------
               NET LOSS                                 $ (9,663)         $ (8,524)      $ (21,301)      $ (15,888)
                                                        ========          ========       =========       =========






See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Six Months (26 weeks)
                     Ended June 28, 1998 and June 29, 1997
                           (in thousands of dollars)

                                                                  Six Months
                                                              -------------------
                                                               1998        1997
                                                              -------     -------
                                                                  (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                                $(21,301)   $(15,888)
     Items not affecting cash:
         Depreciation and cost of timber harvested             42,030      41,228
         Amortization of goodwill and other intangibles           562         562
         Non-cash interest                                      1,302       1,110
         Other, net                                             2,867       1,061
     Changes in current assets and liabilities:
         Accounts receivable                                   (1,958)      3,827
         Inventories                                              647       1,635
         Other current assets                                   2,359       2,353
         Accounts payable                                     (10,574)      1,496
         Other current liabilities                              4,656         215
     Decrease in deferred income taxes                        (14,005)    (10,128)
     Other, net                                                (2,447)     (1,703)
                                                             --------    --------
         Cash Provided by Operating Activities                  4,138      25,768
                                                             --------    --------
Cash Provided by (Used for) Investing Activities:
     Expenditures for property, plant and equipment           (20,429)    (30,494)
     Other, net                                                   538       1,556
                                                             --------    --------
         Cash Used for Investing Activities                   (19,891)    (28,938)
                                                             --------    --------
Cash Provided by (Used for) Financing Activities:
     Proceeds from draw down of Revolving Credit               67,000      68,000
     Repayments of Revolving Credit                           (52,000)    (54,000)
     Repayments of Term Loans and other long-term debt           (500)     (3,718)
                                                             --------    --------
         Cash Provided by Financing Activities                 14,500      10,282
                                                             --------    --------
Increase (decrease) in cash and cash equivalents               (1,253)      7,112
Cash and cash equivalents at beginning of year                 11,415       1,175
                                                             --------    --------
Cash and cash equivalents at end of period                   $ 10,162    $  8,287
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

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 28, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 28, 1998 are not necessarily indicative of the results that may be expected for the year ended December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Paper Co.'s Form 10-K for the year ended December 28, 1997. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.


NOTE 2  --  INCOME TAX
------

     The income tax benefits for the quarter and six months ended June 28, 1998 and June 29, 1997 were provided based on the Company's estimated annual tax rates of 35.0% and 36.5%, respectively.

NOTE 3  --  LONG TERM DEBT
------

Consolidated long-term debt consists of the following:
                                                          June 28,   December 28,
                                                            1998         1997
                                                          --------     --------
                                                       (in thousands of dollars)
     Bank Credit Facility:
         Revolving credit, due 2002                       $ 60,000     $ 45,000
         Term Loan B, due 2003                              97,500       98,000
                                                          --------     --------
                                                           157,500      143,000
     11% Senior Subordinated Notes, due 2005               250,000      250,000
     Industrial Revenue Bonds, payable to 2026              39,062       38,878
                                                          --------     --------
                                                           446,562      431,878

     Less current portion                                    1,000        1,000
                                                          --------     --------
                                                          $445,562     $430,878
                                                          ========     ========

     On March 18, 1998, Crown Vantage and the Company entered into an agreement with Fort James related to Crown Vantage's 11.45% Senior Pay-in-Kind Notes ("PIK Notes") which are held by Fort James. The agreement provides for the delivery to Crown Vantage and Crown Paper Co. of PIK Notes totaling $25 million and $8 million, respectively, in exchange for the mutual release from a variety of claims that have arisen from prior transactions between Fort James and Crown Vantage. In addition, Crown Vantage was granted an option to purchase the remaining PIK Notes and accrued interest (the notes having a face amount totaling $100 million at June 28, 1998) for a fixed price of $80 million in cash. The option must be exercised by September 30, 1998 and funding of the purchase price must occur on or before October 31, 1998. Pursuant to the agreement, funds would be obtained through an equity offering, asset sales, or a combination thereof. Delivery of the $33 million in PIK Notes and potentially the funding of the option are subject to consent by the Company's bondholders and bank group. There is no assurance that the Company will be successful in raising the required funding in time to exercise the option (see "Note 9").

     Maturities of long-term debt, excluding the revolving credit, for the next five fiscal year ends are: 1999 - $1.0 million; 2000 - $1.3 million; 2001 - $.8 million; 2002 - $47.0 million and 2003 - $47.5 million.

NOTE 4  --  INVENTORIES
------

                                                                June 28, 1998       December 28, 1997
                                                               --------------      -----------------
                                                                    (in thousands of dollars)
Raw materials                                                     $ 24,268           $ 27,911
Work in process                                                      6,468              7,038
Finished goods                                                      46,807             45,936
Stores and supplies                                                 37,123             35,569
                                                                  --------           --------
                                                                   114,666            116,454
Reduction to state inventories at last-in, first-out cost          (11,196)           (12,337)
                                                                  --------           --------
                                                                  $103,470           $104,117
                                                                  ========           ========

NOTE 5  --  LITIGATION AND ENVIRONMENTAL MATTERS
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

   The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totaling $11.9 million at June 28, 1998 and $12.0 million at December 28, 1997. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 20 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 7 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $.4 million at June 28, 1998 and $.6 million at December 28, 1997. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

   The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $40 million of capital expenditures may be required to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. As of June 28, 1998 the Company has incurred $1.2 million in capital expenditures for compliance with the Cluster Rules. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by government agencies that is substantially different from the Company's interpretation, or other items.

NOTE 6 -- STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121
------

   Statement of Financial Accounting Standards No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") requires that the Company assess the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets are estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to estimate useful lives of its long-lived assets, future production volumes and costs, future sales volumes, demand for the Company's product mix and prices that reflect the use of its long-lived assets and market conditions. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's estimate of future cash flows could change from current estimates which could result in recognizing, in future periods, a material impairment loss on its long-lived assets.

NOTE 7 -- COMPREHENSIVE INCOME
------

   The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130") "Reporting Comprehensive Income" in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or shareholders' equity. Comprehensive income for the Company consists of net income, foreign currency translation adjustments and minimum pension liability adjustments.

   During the second quarter of 1998 and 1997, the Company's total comprehensive loss was $10.3 million and $7.7 million, respectively, and for the six months ended June 28, 1998 and June 29, 1997, the Company's total comprehensive loss was $21.4 million and $17.8 million, respectively.

NOTE 8  WORK FORCE REDUCTION
-------

   During the second quarter of 1998 the Company accrued $2.5 million relating to the announced work force reduction of 5%. The accrual is for anticipated expenses resulting from the work force reduction primarily for severance and benefit payments to the approximately 180 affected employees. Employment classes affected include both hourly and salaried employees from manufacturing, maintenance, and office staff. As of June 28, 1998 approximately $200,000 had been paid and the remainder will be paid during the second half of 1998 and into early 1999.

NOTE 9  SUBSEQUENT EVENTS
------

   On July 28, 1998, the Company announced that it is no longer actively exploring separating its specialty papers businesses from the Company's St. Francisville, La., pulp and paper mill. As the Company previously reported on May 5, 1998, it was considering such a transaction, including the possible divestiture of the St. Francisville facility, as part of a transaction to significantly reduce the Company's debt, including the repurchase of the Parent's PIK Notes. The Company will continue to actively explore various alternatives to fund the repurchase of the Parent's PIK Notes. There is no assurance that the Company will be successful in structuring a transaction of the type described, that the Company will locate a third party or parties willing to engage in such a transaction, that the repurchase of the Parent's PIK Notes will be realized or that the Company will successfully and in a timely manner conclude any such transaction.

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

   The Company operates 10 facilities using 31 paper machines and its paper production is approximately 75% integrated with the Company's pulp operations. The Company's two largest facilities are integrated operations located in St. Francisville, Louisiana and Berlin and Gorham, New Hampshire. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Massachusetts; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. The Company's food and retail packaging papers are produced primarily at non-integrated facilities in Port Huron and Parchment, Michigan, and Milford, New Jersey. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Virginia.


RESULTS OF OPERATIONS
---------------------

   The Company's net sales revenue and tons sold for each business sector as well as pulp are as follows:

                                      Net Sales and Tonnage by Sector
                                        for the Three Months Ended
                                  ---------------------------------------
                                     June 28, 1998        June 29, 1997
                                  ----------------       ----------------
                                   Tons       Sales      Tons     Sales
                                  -------    --------   -------  --------
                                           (thousands)          (thousands)
Printing and Publishing Papers
      Coated groundwood            71,747    $ 59,097    70,936  $ 47,882
      Uncoated                     59,446      56,296    60,117    58,592


Specialty Papers
      Food and retail packaging    54,071      66,885    58,298    74,424
      Converting                   34,853      26,723    45,059    39,333

Pulp                               25,059       8,914    22,980     8,235
Intracompany Eliminations          (6,957)     (2,502)   (9,954)   (3,534)
                                  -------    --------   -------  --------
                                  238,219    $215,413   247,436  $224,932
                                  =======    ========   =======  ========

                                          Net Sales and Tonnage by Sector
                                            for the Three Months Ended
                                      ------------------------------------------
                                        June 28, 1998           June 29, 1997
                                      --------------------    ------------------
                                       Tons        Sales       Tons      Sales
                                      -------     --------    -------   --------
                                                (thousands)          (thousands)
Printing and Publishing Papers
      Coated groundwood               143,040     $117,536    142,856   $ 95,126
      Uncoated                        122,859      116,445    123,624    120,056

Specialty Papers
      Food and retail packaging       107,415      134,526    117,281    149,707
      Converting                       70,241       56,012     88,674     80,009

Pulp                                   52,444       18,667     44,635     15,996
Intracompany Eliminations             (16,466)      (5,967)   (20,479)    (7,321)
                                      -------     --------    -------   --------
                                      479,533     $437,219    496,591   $453,573
                                      =======     ========    =======   ========


Net Sales
---------

    The Company's net sales decreased 3.6% to $437.2 million for the six months ended June 28, 1998 as compared to $453.6 million for the same period in 1997. The decrease in net sales is primarily due to a 3.4% decrease in tons sold from the first six months of 1997 compared to the first six months of 1998. Net sales declined 4.2% to $215.4 million during the second quarter of 1998 as compared to the second quarter of 1997. The decrease in net sales during the second quarter of 1998 as compared to the same period in 1997 is primarily due to a 3.7% decrease in tons sold.

    Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the six month period ended June 28, 1998 was $117.5 million, an increase of 23.6% as compared to the same period in 1997. Net sales increased 23.4% from the second quarter of 1997 as compared to the second quarter of 1998. The increases in net sales are due to average net sales price per ton increases of 23.4% and 22.0% in the first six months of 1998 and the second quarter of 1998, respectively, as compared to the comparable periods in the prior year.

    Net sales of uncoated printing and publishing papers in the first two quarters of 1998 decreased 3.0% to $116.4 million compared to the first two quarters of 1997. The decrease in the first six months of 1998 from the first six months of 1997 is primarily due to an average sales price per ton decrease of 2.4%. Net sales during the second quarter of 1998 decreased 3.9% as compared to the second quarter of 1997. The decrease in net sales is due to a 2.8% decrease in average net sales price per ton and a decrease of approximately 700 tons (or 1.1%) during the second quarter of 1998 as compared to the second quarter of 1997. The current economic crisis in Asia coupled with a strong U.S. dollar have resulted in lower exports by U.S. paper producers and increased imports into the U.S. from both Asia and Europe. This abundance of uncoated freesheet paper supply has negatively impacted demand and pricing for the Company's uncoated printing and publishing papers, resulting in depressed prices for the Company's targeted grades. The current supply of these papers in the market place has also resulted in the Company's partial shift in mix to lower value added grades in order to maintain volume during this period of supply/demand imbalance, which also negatively impacted the Company's average net selling price.

    Food and retail packaging paper net sales totaled $134.5 million during the first six months of 1998, a $15.2 million decline from the same period in 1997. The 10.1% decrease in net sales is the result of an 8.4% decrease in tons sold and a 1.9% decrease in average net sales price per ton during the six months ended June 28, 1998 as compared to the six months ended June 29, 1997. Net sales during the second quarter of 1998 decreased 10.1% or $7.5 million as compared to the second quarter of 1997. The decrease in net sales during the second quarter of 1998 as compared to the same period in 1997 is due to a 7.3% decrease in tons sold and a 3.1% decrease in average net sales price per ton. The current economic crisis in Asia and the strong U.S. dollar have also negatively impacted demand and pricing for the Company's specialty packaging papers.

    Net sales of specialty converting papers during the six months ended June 28, 1998 were $56.0 million, a 30.0% decrease compared to the six months ended June 29, 1997. Net sales decreased 32.1% to $26.7 million from $ 39.3 million for the quarters ended June 28, 1998 and June 29, 1997, respectively. The decrease during the first two quarters of 1998 compared to the first two quarters of 1997 is primarily the result of a 20.8% decrease in tons sold and a decrease of 11.6% in average net sales price per ton. The decrease in net sales during the second quarter of 1998 compared to the second quarter of 1997 is due to an average price per ton decrease of 12.2% and a decrease in tons sold of 22.7%. The decreased volume is primarily due to the decision by certain customers to integrate backwards their operations, negatively affecting our specialty converting papers sales. The decrease in average net sales price per ton is primarily due to the lower tons sold from the Company's cast-coating operations whose papers generally command premium pricing. The Company continues to aggressively pursue replacing the lost tonnage with new product development and trials of engineered papers in progress. However, demand for the cast-coating products remains particularly weak with marginal improvement expected in the second half of 1998 as compared to the first half of 1998.

    Net sales of pulp increased to $12.7 million for the six months ended June 28, 1998 as compared to $8.7 million for the six months ended June 29, 1997. Tons of pulp sold is a function of market demand as well as managing, to the Company's best advantage, internal pulp integration. Tons sold in the first six months of 1998 increased 48.9% when compared to the same period of 1997. The increase in tons sold is primarily due to the availability of pulp for sale that in the prior period was used internally primarily for the manufacturing of toweling. Net sales increased 36.4% during the second quarter of 1998 as compared to the second quarter of 1997. The increase in net sales is primarily due to an increase in tons sold of 39.0% for the reasons discussed above.


 OPERATING INCOME (LOSS)
-------------------------

                                         Operating Income (Loss) by Sector      Operating Income (Loss) by Sector
                                               for the Quarter Ended                for the Six Months Ended
                                         --------------------------------       ---------------------------------
                                         June 28, 1998      June 29, 1997         June 28, 1998    June 29, 1997
                                         -------------      -------------         -------------    -------------
                                                     (Thousands)                           (Thousands)
Printing and Publishing Papers             $  (592)             $(6,265)            $(2,685)        $(10,502)
Food and retail packaging                      942                2,924                 611            4,384
Converting                                    (180)               1,715                (663)           6,013
Pulp and Miscellaneous                      (3,191)                 115              (6,072)            (748)
                                           -------               ------              ------         --------
                                           $(3,021)             $(1,511)            $(8,809)        $   (853)
                                           =======              =======             =======         ========

     The Company had an operating loss of $8.8 million for the six months ended June 28, 1998 compared to an operating loss of $.9 million for the same period in 1997. Lower volumes in the first six months of 1998 increased the operating loss by $7.7 million as compared to the same period in 1997. During the second quarter of 1998 the Company had an operating loss of $3.0 million compared to an operating loss of $1.5 million during the second quarter of 1997. Included in the second quarter of 1998 operating results is a $2.5 million severance charge relating to the Company's announced work force reduction efforts.

     Operating performance for printing and publishing papers improved by $2.7 million to an operating loss of $7.8 million during the first six months of 1998 compared to an operating loss of $10.5 million for the same period in 1997. The improved operating results were primarily due to the increase in coated groundwood average price per ton that was partially offset by the decrease in average price per ton for the Company's uncoated freesheet papers. The improved operating performance was also negatively impacted by higher costs due to the work force reduction accrual, higher wood costs in the first quarter of 1998 from storm related supply problems, and unexpected down time in the second quarter of 1998 at St. Francisville caused by explosions of transformers owned by a local utility company. The operating loss decreased by $5.7 million during the second quarter of 1998 as compared to the second quarter of 1997 primarily due to the increase in average net sales price per ton for coated groundwood paper and the timing of the annual maintenance down at St. Francisville that was taken during the first quarter of 1998 and the second quarter of 1997. The improved results were partially offset by lower uncoated freesheet prices and by higher second quarter 1998 costs, discussed above.

     Food and retail packaging operating income decreased $3.8 million to $.6 million for the first six months of 1998 compared to the first six months of 1997. The decrease in operating income for the six months ended June 28, 1998 compared to the same period in 1997 is primarily attributable to the decreases in volume and average sales price per ton. The decreases in volumes and prices were partially offset by favorable cost variances primarily from improved mill efficiencies and certain cost improvement initiatives. Operating income decreased $2.0 million during the second quarter of 1998 as compared to the second quarter of 1997 for the reasons discussed above.

     Operating results for converting papers decreased $6.7 million in the first six months of 1998 as compared to the first six months of 1997. Operating results decreased $1.9 million during the second quarter of 1998 compared to the second quarter of 1997. The decrease in operating results is primarily attributable to the decrease in tons sold and the lower average price per ton discussed previously.

     Operating losses within the Company's pulp and miscellaneous sector for the first six months and second quarter of 1998 were $6.1 million and $3.2 million, respectively. The decline in operating results of $5.3 million and $3.3 million as compared to the first six months and second quarter of 1997, respectively, was primarily the result of higher wood costs due to ice storms in the early months of 1998, certain manufacturing difficulties encountered during the second quarter of 1998, and the reversal of an incentive accrual in the second quarter of 1997.

     Selling and administrative expenses increased $1.0 million for the first six months of 1998 compared to the same period in 1997. The increase is primarily due to higher sales and marketing costs during the first six months of 1998 as compared to the first six months of 1997. Selling and administrative expenses increased $2.7 million when comparing the second quarters of 1998 and 1997 primarily due to the reversal of an incentive compensation accrual in the second quarter of 1997.

INTEREST EXPENSE
----------------

     Interest expense for the six months ended June 28, 1998 and June 29, 1997 was $24.5 million and $25.0 million, respectively. Interest expense for the second quarter of 1998 and 1997 was $12.3 million and $12.6 million, respectively.

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

     On March 18, 1998, Crown Vantage and the Company entered into an agreement with Fort James related to Crown Vantage's 11.45% Senior Pay-in-Kind Notes ("PIK Notes") which are held by Fort James. The agreement provides for the delivery to Crown Vantage and Crown Paper Co. of PIK Notes totaling $25 million and $8 million, respectively, in exchange for the mutual release from a variety of claims that have arisen from prior transactions between Fort James and Crown Vantage. In addition, Crown Vantage was granted an option to purchase the remaining PIK Notes and accrued interest (the notes having a face amount totaling $100 million at June 28, 1998) for a fixed price of $80 million in cash. The option must be exercised by September 30, 1998 and funding of the purchase price must occur on or before October 31, 1998. Pursuant to the agreement, funds would be obtained through an equity offering, asset sales, or a combination thereof. Delivery of the $33 million in PIK Notes and potentially the funding of the option are subject to consent by the Company's bondholders and bank group. There is no assurance that the Company will be successful in raising the required funding in time to exercise the option (see "Subsequent Events").

     Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit and can be used for general corporate purposes, working capital needs and permitted investments. At June 28, 1998, $60.0 million of the revolving credit was outstanding, $39.8 million of the sublimit for letters of credit had been used and $50.2 million of the aggregate line was available if needed.

     Cash flows provided by operating activities were $4.1 million for the six months ended June 28, 1998 compared to cash flows provided by operating activities of $25.8 million for the six months ended June 29, 1997. The decrease in operating cash flows for the six months ended June 28, 1998 compared to the same period in 1997 is mainly attributable to the $6.0 million increase in net loss, a $5 million reduction in the accounts receivable securitization and fluctuations in working capital and other assets and liabilities. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $34.3 million for the first six months of 1998 as compared to $41.8 million for the comparable period in 1997.

     The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the six months ended June 28, 1998 were $20.4 million compared to $30.5 million in the same period in 1997. 1998 expenditures primarily represented capital maintenance projects. Capital expenditure projects during the first six months of 1997 related to capital maintenance projects and $7.9 million for cash payments on the Company's rebuild of the Number 1 paper machine at the St. Francisville mill. The Company's capital spending plan for the remainder of 1998 is approximately $20 million. These capital expenditures are primarily for capital maintenance and environmental projects and are expected to be financed by cash flows from operations and available financing sources.

WORK FORCE REDUCTION
--------------------

     During the second quarter of 1998 the Company accrued $2.5 million relating to the announced work force reduction of 5%. The accrual is for anticipated expenses resulting from the work force reduction primarily for severance and benefit payments to the approximately 180 affected employees. Employment classes affected include both hourly and salaried employees from manufacturing, maintenance and office staff. As of June 28, 1998 approximately $200,000 had been paid and the remainder will be paid during the second half of 1998 and into early 1999.

YEAR 2000
---------

     The Year 2000 issue, common to most business information and other computer systems, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches and beyond. The Company has modified or replaced most of its key financial systems, completed the investigation of all other systems during the second quarter of 1998 and is examining the potential impact to the Company from significant vendors and outside service providers. The Company believes it will be able to modify or replace the remainder of its affected systems in time to minimize any material detrimental effects on results of operations. While it is not possible at present to predict with certainty the cost of this work, based on management's current estimates, the Company believes that such costs will range between $2 million and $3 million, most of which will be incurred in 1998. As of June 28, 1998 the Company has incurred costs of approximately $.5 million towards this effort.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosure about Segments of an Enterprise and Related Information." This statement will require segment disclosure based on management's decision-making criteria. SFAS No. 131 also requires disclosures about the products and services provided, the countries in which material assets are held and material revenues are generated, and significant customers. SFAS No. 131 is effective for the Company's 1998 fiscal year end. Management is currently evaluating what the Company's segment disclosures will be under SFAS No. 131.

SUBSEQUENT EVENTS
-----------------

     On July 28, 1998, the Company announced that it is no longer actively exploring separating its specialty papers businesses from the Company's St. Francisville, La., pulp and paper mill. As the Company previously reported on May 5, 1998, it was considering such a transaction, including the possible divestiture of the St. Francisville facility, as part of in a transaction to significantly reduce The Company's debt including the repurchase of the Parent's PIK Notes. The Company will continue to actively explore various alternatives to fund the repurchase of the Parent's PIK Notes. There is no assurance that the Company will be successful in structuring a transaction of the type described, that the Company will locate a third party or parties willing to engage in such a transaction, that the repurchase of the Parent's PIK Notes will be realized or that the Company will successfully and in a timely manner conclude any such transaction.

FORWARD LOOKING STATEMENTS
--------------------------

     Certain statements within Management's Discussion and Analysis and elsewhere are forward looking statements within the meaning of the Private Securities Litigation Reform At of 1995. These statements are subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of language such as plans, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include but are not limited to business conditions and the general economy, competitive factors, maintaining good labor relations, and maintaining good customer relations.

 ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
 ------

 (a)   Exhibits


       Ex. 10.1      Form of Agreement - Deferred Stock Awards for Selected
                     Salaried Employees *
       Ex. 10.2      Form of Agreement - Deferred Stock Awards for Senior
                     Officers *
       Ex. 10.3      Description of Temporary Enhanced Severance *
       Ex. 27        Financial Data Schedule *
----------
       *   Electronic filing only

(b)    Reports on Form 8-K --

       Current Report, previously filed on Form 8-K dated July 28, 1998, item 5, relating to the Company no longer actively exploring the possible separation of its specialty papers businesses from the St. Francisville facility and its exploring other alternatives to repurchase the Parent's PIK Notes.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PAPER CO.
(Registrant)



/s/ R. NEIL STUART                    /S/ MICHAEL J. HUNTER
----------------------                ---------------------------
R. Neil Stuart                        Michael J. Hunter
Senior Vice President,                Vice President,
Chief Financial Officer               Chief Accounting Officer
(Duly Authorized Officer)             (Duly Authorized
                                      Chief Accounting Officer)

August 12, 1998