Form 10-Q
period 1998-09-27
CROWN PAPER CO
filed 1998-11-12
CIK 946820

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: September 27, 1998 Commission File Number: 33-93494
--------------------------------------------------------------------------------------

                                CROWN PAPER CO.
--------------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Virginia                                          54-1752385
--------------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        300 Lakeside Drive, Oakland, CA                      94612-3592
--------------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

              (510) 874-3400
--------------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes      X         No
                                                    -------          -------

Number of shares of no par value common stock outstanding as of the close of business on November 5, 1998:

              One (1) share, which is owned by Crown Vantage Inc.
              ---------------------------------------------------

                                     INDEX
                                CROWN PAPER CO.



PART I:  Financial Information

         Item 1.    Financial Statements

               * Condensed Consolidated Balance Sheets - September 27, 1998 and December 28, 1997.

               * Condensed Consolidated Statements of Operations Three months and nine months ended September 27, 1998 and September 28, 1997.

               * Condensed Consolidated Statements of Cash Flows - Nine months ended September 27, 1998 and September 28, 1997.

               *  Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
------

ITEM 1  --  FINANCIAL STATEMENTS
------

                                CROWN PAPER CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

ASSETS                                                 September 27, 1998  December 28, 1997
                                                       ------------------  -----------------
                                                           (Unaudited)
                                                       ------------------
Current Assets:
 Cash and cash equivalents                                       $  8,352           $ 11,415
 Accounts receivable, net                                          40,366             40,787
 Inventories                                                      105,999            104,117
 Prepaid expenses and other current assets                          4,785              7,399
 Deferred income taxes                                             12,823             14,480
                                                              -----------        -----------
   Total current assets                                           172,325            178,198
Property, plant and equipment, net                                589,996            621,276
Other assets                                                       42,585             38,090
Unamortized debt issue costs                                       12,365             14,039
Intangibles, net                                                   28,133             28,977
                                                              -----------        -----------
   Total Assets                                                  $845,404           $880,580
                                                              ===========        ===========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
 Accounts payable                                                $ 41,425           $ 54,181
 Accrued liabilities                                               73,583             80,358
 Current portion of long-term debt                                  1,000              1,000
                                                              -----------        -----------
   Total current liabilities                                      116,008            135,539
Long-term debt                                                    455,318            430,878
Accrued postretirement benefits other than pensions               100,889            102,397
Other long-term liabilities                                        12,019             12,732
Deferred income taxes                                              71,282             88,427
                                                              -----------        -----------
   Total Liabilities                                              755,516            769,973
                                                              -----------        -----------
Shareholder's Equity:
 Preferred Stock, no par value;
  Authorized - 5,000 shares;
  Issued and outstanding - None
 Common Stock, no par value;
  Authorized  5,000 shares;
  1 share issued and outstanding at
   September 27, 1998 and
   December 28, 1997                                              136,484            132,698
 Minimum pension liability                                           (330)              (330)
 Cumulative foreign currency translation adjustment                 2,431              1,338
 Retained deficit                                                 (48,697)           (23,099)
                                                              -----------        -----------
                                                                   89,888            110,607
                                                              -----------        -----------
Total Liabilities and Shareholder's Equity                       $845,404           $880,580
                                                              ===========        ===========

See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Third Quarter (13 weeks) and Nine Months (39 weeks)
                Ended September 27, 1998 and September 28, 1997
                  (in thousands of dollars, except per share)



                                                          Third Quarter                       Nine Months
                                                   ------------------------------    ------------------------------
                                                       1998               1997           1998              1997
                                                   -----------        -----------    -----------        -----------
Net Sales                                             $211,768           $226,808       $648,987           $680,381
Cost of goods sold                                     190,089            206,210        606,327            631,867
                                                   -----------        -----------    -----------        -----------
Gross margin                                            21,679             20,598         42,660             48,514
Selling and administrative expenses                     15,784             13,963         45,573             42,732
                                                   -----------        -----------    -----------        -----------
         Operating Income (Loss)                         5,895              6,635         (2,913)             5,782
Interest expense                                       (12,474)           (13,039)       (36,926)           (38,082)
Other income (expense), net                                (33)                71            457                929
                                                   -----------        -----------    -----------        -----------
          Loss before income taxes                      (6,612)            (6,333)       (39,382)           (31,371)
Benefit for income taxes                                (2,315)            (2,144)       (13,785)           (11,294)
                                                   -----------        -----------    -----------        -----------
               NET LOSS                                 (4,297)            (4,189)       (25,597)           (20,077)
                                                   ===========        ===========    ===========        ===========




See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Nine Months (39 weeks)
                Ended September 27, 1998 and September 28, 1997
                           (in thousands of dollars)

                                                                          Nine Months
                                                             --------------------------------------
                                                                   1998                1997
                                                             ----------------      ----------------
                                                                         (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                                   $   (25,597)           $   (20,077)
     Items not affecting cash:
         Depreciation and cost of timber harvested                   62,902                 61,548
         Amortization of goodwill and other intangibles                 844                    844
         Non-cash interest                                            1,688                  2,050
         Other, net                                                   4,664                  1,939
     Changes in current assets and liabilities:
         Accounts receivable                                            421                  5,771
         Inventories                                                 (1,882)                 3,613
         Other current assets                                         4,271                  8,425
         Accounts payable                                           (11,146)                (7,885)
         Other current liabilities                                   (6,003)               (10,119)
     Decrease in deferred income taxes                              (17,145)               (12,738)
     Other, net                                                      (6,218)                (3,603)
                                                             ----------------      ----------------
         Cash Provided by Operating Activities                        6,799                 29,768
                                                             ----------------      ----------------

Cash Provided by (Used for) Investing Activities:
     Expenditures for property, plant and equipment                 (34,218)               (45,005)
     Other, net                                                         106                  2,078
                                                             ----------------      ----------------
          Cash Used for Investing Activities                        (34,112)               (42,927)
                                                             ----------------      ----------------

  Cash Provided by (Used for) Financing Activities:
       Proceeds from draw down of Revolving Credit                  101,000                 97,000
       Repayments of Revolving Credit                               (76,000)               (74,000)
       Proceeds from issuance of Industrial Revenue Bonds                                    7,241
       Repayments of Term Loans and other long-term debt               (750)                (8,052)
                                                             ----------------      ----------------
           Cash Provided by Financing Activities                     24,250                 22,189
                                                             ----------------      ----------------

  Increase (decrease) in cash and cash equivalents                   (3,063)                 9,030
  Cash and cash equivalents at beginning of year                     11,415                  1,175
                                                             ----------------      ----------------
  Cash and cash equivalents at end of period                       $  8,352               $ 10,205
                                                             ================      ================

See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1  --  ORGANIZATION AND BASIS OF PRESENTATION
------

         The accompanying unaudited condensed consolidated financial statements include the consolidated operations, assets and liabilities of Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries. Crown Paper Co. and subsidiaries (the "Company") is a wholly owned subsidiary of Crown Vantage Inc. ("Crown Vantage" or "the Parent"). The Parent became an independent company after James River Corporation of Virginia ("James River"), now known as Fort James Corporation ("Fort James"), spun off the assets, liabilities and operations which comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business ("Predecessor Business"). At the close of business on August 25, 1995, James River distributed to its common shareholders all of the outstanding shares of the Parent (the "Distribution"). The Distribution was made in the form of a tax-free dividend on the basis of one share of the Parent's common stock for every ten shares of James River common stock. A total of 8,446,362 shares of the Parent's common stock was issued and began trading on NASDAQ on August 28, 1995.

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 28, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 27, 1998 are not necessarily indicative of the results that may be expected for the year ended December 27, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Paper Co.'s Form 10-K for the year ended December 28, 1997. Certain 1997 amounts have been reclassified to conform with the 1998 presentation.

NOTE 2  --  INCOME TAX
------

     The income tax benefits for the quarter and nine months ended September 27, 1998 and September 28, 1997 were provided based on the Company's estimated annual tax rates of 35% and 36%, respectively.

NOTE 3  --  LONG TERM DEBT

Consolidated long-term debt consists of the following:
                                                           September 27   December 28
                                                               1998          1997
                                                           ------------   -----------
                                                            (in thousands of dollars)
 Bank Credit Facility:
  Revolving credit, due 2002                                  $ 70,000     $ 45,000
  Term Loan B, due 2003                                         97,250       98,000
                                                           ------------   -----------
                                                               167,250      143,000
 11% Senior Subordinated Notes, due 2005                       250,000      250,000
 Industrial Revenue Bonds, payable to 2026                      39,068       38,878
                                                           ------------   -----------
                                                               456,318      431,878
 Less current portion                                            1,000        1,000
                                                           ------------   -----------
                                                              $455,318     $430,878
                                                           ============   ===========

     On March 18, 1998, Crown Vantage and the Company entered into an agreement with Fort James related to Crown Vantage's 11.45% Senior Pay-in-Kind Notes ("PIK Notes") which are held by Fort James. The agreement provided for the delivery to Crown Vantage and Crown Paper Co. of PIK Notes totaling $25 million and $8 million, respectively, in exchange for the mutual release from a variety of claims that had arisen from prior transactions between Fort James, Crown Vantage and the Company. On September 28, 1998 Crown Vantage, the Company and Fort James consummated the settlement agreement whereby Fort James returned the $33 million of PIK Notes. Crown Vantage has the right to purchase the remaining PIK Notes and accrued interest (the notes having a face amount totaling $107 million at September 27, 1998) at fair value (see Note 10 "Subsequent Events").

     Maturities of long-term debt, excluding the revolving credit, for the next five fiscal year ends are: 1999 - $1.0 million; 2000 - $1.3 million; 2001 - $.8 million; 2002 - $47.0 million and 2003 - $47.5 million.


NOTE 4  --  INVENTORIES

                                                                September 27, 1998    December 28, 1997
                                                                ------------------    -----------------
                                                                       (in thousands of dollars)
Raw materials                                                         $  23,816          $  27,911
Work in process                                                           6,831              7,038
Finished goods                                                           49,443             45,936
Stores and supplies                                                      36,492             35,569
                                                                ------------------    -----------------
                                                                        116,582            116,454
Reduction to state inventories at last-in, first-out cost               (10,583)           (12,337)
                                                                ------------------    -----------------
                                                                      $ 105,999          $ 104,117
                                                                ==================    =================

NOTE 5  --  LITIGATION AND ENVIRONMENTAL MATTERS
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

   The Company has accrued estimated landfill site restoration, post-closure and monitoring costs totaling $12.0 million at September 27, 1998 and December 28, 1997. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 20 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 7 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $.2 million at September 27, 1998 and $.6 million at December 28, 1997. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

   Due to uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. As with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP or incur liabilities through other means at additional sites in the future or that the costs associated with such additional sites would not be material.

   The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $40 million of capital expenditures may be required to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. As of September 27, 1998 the Company has incurred $2.4 million in capital expenditures for compliance with the Cluster Rules. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by government agencies that is substantially different from the Company's interpretation, or other items.

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

   During the third quarter of 1998 and 1997, the Company's total comprehensive loss was $3.1 million and $5.8 million, respectively, and for the nine months ended September 27, 1998 and September 28, 1997, the Company's total comprehensive loss was $24.5 million and $23.6 million, respectively.

NOTE 8  WORK FORCE REDUCTION
------

   During the second quarter of 1998 the Company accrued approximately $2.5 million relating to the announced work force reduction of 5%. An additional $.5 million was accrued for the work force reduction effort during the third quarter of 1998. The accrual is for anticipated expenses resulting from the work force reduction primarily for severance and benefit payments to the approximately 230 affected employees. Employment classes affected include both hourly and salaried employees from manufacturing, maintenance, and office staff. As of September 27, 1998 approximately $.9 million had been paid and the remainder will be paid through the first half of 1999.

NOTE 9  SUBSEQUENT EVENTS
------

   On September 28, 1998 Crown Paper Co. received consents from holders of its 11% Senior Subordinated Notes due 2005 and Crown Vantage Inc. and Crown Paper Co. consummated the settlement with Fort James Corporation for the return of $33 million of Crown Vantage's 11.45% Senior Pay-In-Kind Notes (the "PIK Notes"). The Company's bank lenders also provided their consent. The consents were for amendments of certain terms of the related indentures and Credit Agreement to permit the settlement to occur. The settlement involved the return of these PIK Notes by Fort James in exchange for the mutual release from a variety of claims that had arisen from prior intercompany transactions. The settlement also amended the terms of the remaining PIK Notes allowing Crown Vantage the right to call the remaining PIK Notes and accrued interest at fair value at any time prior to their maturity.

     Crown Paper Co. expects to record a pretax extraordinary gain in the fourth quarter of 1998 of approximately $8 million, which will be partially offset by transaction fees. PIK Notes with combined face values of approximately $25 million were extinguished by Crown Vantage. The remaining $8 million in returned PIK Notes is carried on the books of Crown Paper at face value, but will be eliminated in the consolidated Crown Vantage financial statements.

   Crown Vantage also announced on September 28, 1998 that it would not exercise the option portion of the settlement agreement which would have allowed for the return of the remaining PIK Notes with a face value of $107 million held by Fort James. The option, which expired on September 30, 1998, would have allowed Crown Vantage to purchase these notes for $80 million in cash. However, Crown Vantage continues to hold the right to call these notes at any time prior to maturity at fair value.

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

RESULTS OF OPERATIONS
---------------------

   The Company's net sales revenue and tons sold for each business sector as well as pulp are as follows:

                                              Net Sales and Tonnage by Sector
                                                for the Three Months Ended
                                        September 27, 1998     September 28, 1997
                                      ---------------------   ---------------------
                                        Tons        Sales       Tons       Sales
                                      ----------  ---------   ---------  ----------
                                               (thousands)            (thousands)
Printing and Publishing Papers
      Coated groundwood                74,042     $ 60,306     70,913   $ 52,713
      Uncoated                         57,746       52,052     59,251     57,505

Specialty Papers
      Food and retail packaging        53,466       65,722     58,606     72,838
      Converting                       36,943       27,175     44,301     37,427

Pulp                                   27,629        9,388     26,236     10,107
Intracompany Eliminations              (7,928)      (2,875)    (9,740)    (3,782)
                                      -------     --------    -------    -------

                                      241,898     $211,768    249,567   $226,808
                                      =======     ========    =======   ========

                                              Net Sales and Tonnage by Sector
                                                for the  Nine Months Ended
                                        September 27, 1998     September 28, 1997
                                      ---------------------   ---------------------
                                        Tons        Sales       Tons       Sales
                                      ----------  ---------   ---------  ----------
                                                 (thousands)             (thousands)
Printing and Publishing Papers
      Coated groundwood               217,082     $177,841    213,769   $147,839
      Uncoated                        180,605      168,497    182,875    177,561

Specialty Papers
      Food and retail packaging       160,881      200,248    175,887    222,545
      Converting                      107,184       83,187    132,975    117,437

Pulp                                   80,073       28,055     70,871     26,103
Intracompany Eliminations             (24,394)      (8,841)   (30,219)   (11,104)
                                      -------     --------    -------    -------

                                      721,431     $648,987    746,158   $680,381
                                      =======     ========    =======   ========

NET SALES
---------

          The Company's net sales decreased 4.6% to $649.0 million for the nine months ended September 27, 1998 as compared to $680.4 million for the same period in 1997. The decrease in net sales is primarily due to a 3.3% decrease in tons sold during the first nine months of 1998 compared to the first nine months of 1997. Net sales declined 6.6% during the third quarter of 1998 as compared to the third quarter of 1997. The decrease in net sales during the third quarter of 1998 as compared to the same period in 1997 is primarily due to a 3.1% decrease in tons sold and a 3.7% decrease in average net sales price per ton.

          Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the nine month period ending September 27, 1998 increased 20.3% as compared to the same period in 1997. The increase in net sales is primarily due to an 18.5% increase in average net sales price per ton when comparing the first nine months of 1998 to the same period in 1997. Net sales increased 14.4% during the third quarter of 1998 as compared to the third quarter of 1997. The increases in net sales during the third quarter of 1998 as compared to the third quarter of 1997 are primarily due to average net sales price per ton increasing 9.6% and tons sold increasing by 3,100 tons or 4.4% during the comparable periods. While demand for coated groundwood papers was strong in the third quarter of 1998, coated paper imports continued at high levels resulting in industry-wide mill inventory builds and some price discounting during the quarter. The current oversupply poses a threat of continued price discounting which may negatively impact prices of the Company's coated groundwood paper in future periods.

          Net sales of uncoated printing and publishing papers in the first three quarters of 1998 decreased 5.1% compared to the first three quarters of 1997. The decrease in the first nine months of 1998 from the first nine months of 1997 is primarily due to an average sales price per ton decrease of 3.9%.
Net sales during the third quarter of 1998 decreased 9.5% as compared to the third quarter of 1997. The decrease in net sales is primarily due to a 7.1% decrease in average net sales price per ton and a decrease of approximately 1,500 tons (or 2.5%) during the third quarter of 1998 as compared to the third quarter of 1997. The current economic crisis in Asia coupled with a strong U.S. Dollar and British Pound have resulted in lower exports by U.S. and U.K. paper producers and increased imports into the U.S. and U.K. from Asia, Europe, and South America. This abundance of uncoated freesheet paper supply has negatively impacted demand and pricing for the Company's uncoated printing and publishing papers, resulting in depressed prices for the Company's targeted grades. The current supply levels of these papers in the market place have also resulted in the Company's partial shift in mix to lower value added grades in order to maintain volume during this period of supply/demand imbalance, which also negatively impacted the Company's average net selling price.

          Food and retail packaging paper net sales declined $22.3 million during the first nine months of 1998, as compared to the same period in 1997. The 10.0% decrease in net sales is the result of an 8.5% decrease in tons sold and a 1.6% decrease in average net sales price per ton during the nine months ended September 27, 1998 as compared to the nine months ended September 28, 1997. Net sales during the third quarter of 1998 decreased 9.8% or $7.1 million as compared to the third quarter of 1997. The decrease in net sales during the third quarter of 1998 as compared to the same period in 1997 is due to a 8.8% decrease in tons sold and a 1.1% decrease in average net sales price per ton. The current economic crisis in Asia is indirectly affecting the Company's food and retail packaging papers sector as large integrated mills are entering otherwise non-traditional markets thereby disrupting supply/demand balance and pricing for the Company's specialty packaging papers.

          Net sales of specialty converting papers decreased 29.2% during the nine months ended September 27, 1998 compared to the nine months ended September 28, 1997. Net sales decreased 27.4% to $27.2 million from $37.4 million for the quarters ended September 27, 1998 and September 28, 1997, respectively. The decrease during the first three quarters of 1998 compared to the first three quarters of 1997 is primarily the result of a 19.4% decrease in tons sold and a decrease of 12.1% in average net sales price per ton. The decrease in net sales during the third quarter of 1998 compared to the third quarter of 1997 is due to an average price per ton decrease of 12.9% and a decrease in tons sold of 16.6%. The decreased volume is primarily due to the decision by certain customers during the last half of 1997 to integrate backwards their operations, negatively affecting our specialty converting papers sales. The decrease in average net sales price per ton is primarily due to the lower number of tons sold from the Company's cast-coating operations whose papers generally command premium pricing and the competitive pricing pressures for toweling and certain paper grades produced at the Company's St. Francisville mill. The Company continues to aggressively pursue replacing the lost tonnage with new product development and trials of engineered papers in progress. However, demand for the cast-coated products remains particularly weak with marginal improvement expected in the fourth quarter of 1998 and 1999 as compared to the first three quarters of 1998.

          Net sales of pulp to external customers increased by $4.2 million during the nine months ended September 27, 1998 as compared to the nine months ended September 28, 1997. Tons of pulp sold is a function of market demand as well as managing, to the Company's best advantage, internal pulp integration. Tons sold to external customers in the first nine months of 1998 increased 37.0% or 15,000 tons when compared to the same period of 1997. The increase in tons sold is primarily due to the availability of pulp for sale that in the prior period was used internally, primarily for the manufacturing of toweling, as well as improved operating efficiencies at the pulping operations. Net sales to external customers increased 3.0% during the third quarter of 1998 as compared to the third quarter of 1997. The increase in net sales is primarily due to an increase in tons sold of 3,200 tons, for the reasons discussed above, and was partially offset by a decrease in net sales price per ton of 13.8%.

                                                             OPERATING INCOME (LOSS)
                                                             -----------------------
                                       Operating Income (Loss) by Sector        Operating Income (Loss) by Sector
                                           for the Quarter Ended                    for the Nine Months Month
                                       ---------------------------------        ---------------------------------
                                       Sept 27, 1998       Sept 28, 1997        Sept 27, 1998       Sept 28, 1997
                                       ---------------   ---------------        ---------------   ---------------
                                                  (Thousands)                              (Thousands)
Printing and Publishing Papers              $6,751               $2,161             $ 4,066           (8,341)
Food and retail packaging                      155                1,530                 766            5,913
Converting                                    (447)               1,730              (1,111)           7,743
Pulp and Miscellaneous                        (564)               1,214              (6,634)             467
                                            ------               ------             -------           ------
                                            $5,895               $6,635             $(2,913)          $5,782
                                            ======               ======             =======           ======

          The Company had an operating loss of $2.9 million for the nine months ended September 27, 1998 compared to operating income of $5.8 million for the same period in 1997. Lower volumes and the decrease in average net sales price in the first nine months of 1998 increased the operating loss by $11.1 million and $8.8 million, respectively, as compared to the same period in 1997. The negative volume and price variances were partially offset by $14.1 million of favorable cost variances primarily caused by lower raw material costs and improved operating efficiencies. The improved cost variances were partially offset by the workforce reduction accrual taken in the second and third quarters of 1998 for a total of $3.0 million. The 11.1% decrease in operating profit when comparing the third quarter of 1998 to the third quarter of 1997 is primarily due to the decrease in volume and average net sales price and is partially offset by the favorable cost variances discussed above.

          Operating performance for printing and publishing papers improved by $12.4 million to operating income of $4.1 million during the first nine months of 1998 compared to an operating loss of $8.3 million for the same period in 1997. The improved operating results were primarily due to the increase in coated groundwood average price per ton that was partially offset by the decrease in average price per ton for the Company's uncoated freesheet papers. The improved operating performance was also negatively impacted by higher costs due to the work force reduction accrual, and unexpected down time in the second quarter of 1998 at St. Francisville caused by explosions of transformers owned by a local utility company. Operating income increased by $4.6 million during the third quarter of 1998 as compared to the third quarter of 1997 primarily due to the increase in average net sales price per ton for coated groundwood paper. The improved results for the third quarter of 1998 were partially offset by lower uncoated freesheet prices and lower volumes, discussed above.

          Food and retail packaging operating income decreased $5.1 million to $.8 million for the first nine months of 1998 compared to the first nine months of 1997. The decrease in operating income during this period is primarily attributable to the decreases in volume and average sales price per ton discussed previously in "Net Sales." The decreases in volumes and prices were partially offset by favorable cost variances primarily from improved mill efficiencies and lower raw material costs. Operating income decreased $1.4 million during the third quarter of 1998 as compared to the third quarter of 1997 for the reasons discussed above.

          Operating results for converting papers decreased $8.9 million in the first nine months of 1998 as compared to the first nine months of 1997. Operating results decreased $2.2 million during the third quarter of 1998 compared to the third quarter of 1997. The decrease in operating results is primarily attributable to the decrease in tons sold and the lower average price per ton discussed previously.

     Operating results within the Company's pulp and miscellaneous sector decreased approximately $ 7.1 million for the first nine months of 1998 compared to the first nine months of 1997. The decline in operating results was primarily the result of decreases in average net sales price per ton and certain manufacturing difficulties encountered during the first two quarters of 1998. Average net sales price per ton for pulp decreased 6.5% during the first nine months of 1998 as compared to the first nine months of 1997. Operating results during the third quarter of 1998 compared to the third quarter of 1997 decreased by $1.8 million primarily due to a 13.8% decrease in average net sales price per ton.

          Selling and administrative expenses increased $2.8 million for the first nine months of 1998 compared to the same period in 1997. The increase in selling and administrative expense when comparing the first nine months of 1998 to the first nine months of 1997 is primarily due to higher sales and marketing costs and one time expenditures associated with certain of the Company's strategic initiatives. Selling and administrative expenses increased $1.8 million when comparing the third quarters of 1998 and 1997 primarily due to the one time expenditures associated with certain of the Company's strategic initiatives.

INTEREST EXPENSE
----------------

          Interest expense for the nine months ended September 27, 1998 and September 28, 1997 was $36.9 million and $38.1 million, respectively. Interest expense for the third quarters of 1998 and 1997 was $12.5 million and $13.0 million, respectively.

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

     On March 18, 1998, Crown Vantage and the Company entered into an agreement with Fort James related to Crown Vantage's 11.45% Senior Pay-in-Kind Notes ("PIK Notes") which are held by Fort James. The agreement provided for the delivery to Crown Vantage and Crown Paper Co. of PIK Notes totaling $25 million and $8 million, respectively, in exchange for the mutual release from a variety of claims that had arisen from prior transactions between Fort James, Crown Vantage and the Company. On September 28, 1998 Crown Vantage, Crown Paper Co. and Fort James consummated the settlement agreement whereby Fort James returned the $33 million of PIK Notes. Crown Vantage has the right to purchase the remaining PIK Notes and accrued interest (the notes having a face amount totaling $107 million at September 27, 1998) at fair value (see "Subsequent Events").

     Under the bank credit facility the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit and can be used for general corporate purposes, working capital needs and permitted investments. At September 27, 1998, $70.0 million of the revolving credit was outstanding, $37.9 million of the sublimit for letters of credit had been used and $42.1 million of the aggregate line was available if needed.

          Cash flows provided by operating activities were $6.8 million for the nine months ended September 27, 1998 compared to cash flows provided by operating activities of $29.8 million for the nine months ended September 28, 1997. The decrease in operating cash flows for the nine months ended September 27, 1998 compared to the same period in 1997 is mainly attributable to the $5.5 million increase in net loss, a $3.3 million reduction in the accounts receivable securitization and fluctuations in working capital and other assets and liabilities. Earnings before interest, taxes, depreciation and amortization (EBITDA) were $61.3 million for the first nine months of 1998 as compared to $69.1 million for the comparable period in 1997.

          The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the nine months ended September 27, 1998 were $34.1 million compared to $45.0 million in the same period in 1997. 1998 expenditures primarily represented capital maintenance projects. Capital expenditure projects during the first nine months of 1997 related to capital maintenance projects and $7.9 million for cash payments on the Company's rebuild of the Number 1 paper machine at the St. Francisville mill. The Company's capital spending plan for the remainder of 1998 is approximately $6 million. These capital expenditures are primarily for capital maintenance and environmental projects and are expected to be financed by cash flows from operations and available financing sources.

WORK FORCE REDUCTION
--------------------

          During the second quarter of 1998 the Company accrued $2.5 million relating to the announced work force reduction of 5%. An additional $.5 million was accrued for the work force reduction effort during the third quarter of 1998. The accrual is for anticipated expenses resulting from the work force reduction primarily for severance and benefit payments to the approximately 230 affected employees. Employment classes affected include both hourly and salaried employees from manufacturing, maintenance, and office staff. As of September 27, 1998 approximately $.9 million had been paid and the remainder will be paid during the last quarter of 1998 and into the first half of 1999.

EURO CONVERSION
---------------

     The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") as of January 1, 1999 and during the transition period through January 1, 2002. The Company expects that its internal systems that will be affected by the initial introduction of the Euro will be Euro capable by January 1, 1999, and does not expect the costs of system modifications to be material. While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information, management does not believe that the introduction of the Euro currency will have a material adverse impact on the Company's financial condition or overall trends in results of operations.

YEAR 2000
---------

     The Year 2000 issue concerns the potential inability of computer applications, other information technology systems, and certain software-based "embedded" control systems to recognize and process properly date-sensitive information as the Year 2000 approaches and beyond. The Company could suffer material adverse impacts on its operations and financial results if the applications and systems used by the Company, or by third parties with whom the Company does business, do not accurately or adequately process or manage dates or other information as a result of the Year 2000 issue.

          The Company has completed a review of its financial accounting system for purposes of evaluating the Year 2000 issue. The Company's software provider has indicated that it will certify this financial accounting system as Year 2000 compliant upon completion of the next scheduled upgrade. This upgrade is scheduled for completion during the first quarter of 1999. Management expects this upgrade will adequately address the Year 2000 issue in this system. Independent testing will be performed by the Company. There can be no assurance that all Year 2000 issues in this software will be adequately resolved by this or other future software releases.

          The Company also uses a variety of other software applications, business information systems, accounting subsystems, process control systems and related software, communication devices, and networking and other operating systems. The Company has completed its inventory of all such systems and is currently in the process of testing, upgrading, replacing, or otherwise modifying these systems to adequately address the Year 2000 issue. The Company believes it will be able to timely modify or replace its affected systems to prevent any material detrimental effects on operations and financial results. The Company anticipates this work will continue, with appropriate testing, remediation and/or replacement taking place during the fourth quarter of 1998
and into the first half of 1999.   Possible risks of this process include but
are not limited to the ability of the Company's personnel and outside vendors to adequately and timely identify and resolve all critical Year 2000 issues, and the ability of the Company to secure additional Year 2000 expertise during this time of high demand for this expertise if an unanticipated material problem requires skills the Company or its third party vendors currently do not possess. The Company can give no assurance that all critical Year 2000 issues will be resolved in a timely manner or that potentially unresolved issues would not have a material adverse impact on the results of operations.

     The Company has certain key relationships with customers, vendors and outside service providers. Failure by the Company's key customers, vendors and outside service providers to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company is currently assessing the Year 2000 readiness of these key customers and suppliers and, at this time, cannot determine what the impact of this assessment will be on the Company. This assessment includes but is not limited to soliciting responses from each of these parties concerning their Year 2000 readiness and review of public documents filed by many of these parties. Management expects to complete the assessment of these key suppliers during the first quarter of 1999. The Company is primarily relying upon the voluntary disclosures from third parties for this review of their Year 2000 readiness.

     Since the Company anticipates that its affected systems will be remediated or replaced to timely address the Year 2000 issue and is currently focusing its resources in those areas, the Company has not yet developed any other contingency plans regarding the Year 2000 issue for its internal systems. However, the Company intends to develop contingency plans if at a later date management determines that any of its systems will not be Year 2000 compliant and that such noncompliance would be expected to have a material adverse impact on the Company's operations or financial results. Many of the identified risks from key customers, vendors and outside service providers are both general and speculative in nature, such as possible power or telecommunication failures, breakdowns in transportation systems, inability to process financial transactions, and similar events affecting general business services. The Company has not developed any contingency plans for these general risks, is not currently able to ascertain the likelihood that any of these risks will actually occur, and has not otherwise analyzed or identified possible "worst case" scenarios relating to Year 2000 issues. Once the Company has completed its assessment of Year 2000 readiness of key customers, vendors and outside service providers, management intends to develop contingency plans to mitigate material known detrimental effects that may be caused by their Year 2000 noncompliance. However, it is unlikely that any contingency plan would mitigate the adverse impact to the financial condition or operations of the Company of any catastrophic event due to the Year 2000 issue that leads to a prolonged disruption of essential services.

     Management believes that total Year 2000 costs will range between $2 million and $3 million, most of which will be incurred in 1998. The costs
associated with this effort are incremental to the Company.   As of September
27, 1998 the Company has incurred costs related to the Year 2000 issue of approximately $.7 million. In addition to the costs mentioned above, the Company's capital spending for planned upgrading of certain information systems to enhance the capabilities of those systems was accelerated in part due to the Year 2000 issue. The total estimated increase in accelerated capital spending for these systems is anticipated to be under $2 million. The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 readiness plans, implementation success by key third party vendors, and other factors. New developments may occur that could increase the Company's estimates of the amount of time and costs necessary to modify and test its various information and non-information systems. These potential developments include but are not limited to the availability and increased cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes and equipment, and any unanticipated Year 2000 problems from key customers, vendors, and outside service providers.

DEBT COVENANTS
--------------

     In connection with the bank credit facility as amended (the "Facility"), the Company is required to comply with certain financial covenants that include maintaining minimum quarterly cash flow to debt and interest coverage ratios as well as minimum tangible net worth. The Company is currently in compliance with these covenant requirements. Pursuant to the Facility, the covenant requirements are scheduled to become significantly more onerous at the end of the first quarter of fiscal year 1999. Based on management's current forecasts, it is probable that the Company will not be in compliance with the new financial covenants referred to above at the end of the first quarter of 1998. In addition, should the current pricing environment for the Company's products not sufficiently improve during the remainder of 1998, it is reasonably possible that the Company will not be in compliance with certain of its financial covenants at the end of the fourth quarter of 1998. Management is currently in the process of renegotiating its debt covenants with the bank group. While there can be no assurance of success, management believes that it will be successful in amending the financial covenants in order to maintain compliance with the Facility.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131") "Disclosure about Segments of an Enterprise and Related Information." This statement will require segment disclosure based on management's decision-making criteria. SFAS No. 131 also requires disclosures about the products and services provided, the countries in which material assets are held and material revenues are generated, and significant customers. Management has determined that the Company has two reportable segments under SFAS 131: Specialty Papers and Printing and Publishing Papers. SFAS No. 131 is effective for the Company's 1998 fiscal year end.

SUBSEQUENT EVENTS
-----------------

     On September 28, 1998 Crown Paper Co. received consents from holders of its 11% Senior Subordinated Notes due 2005 and Crown Vantage Inc. and Crown Paper Co. consummated the settlement with Fort James Corporation for the return of $33 million of Crown Vantage's 11.45% Senior Pay-In-Kind Notes. The Company's bank lenders also provided their consent. The consents were for amendments of certain terms of the related indentures and Credit Agreement to permit the settlement to occur. The settlement involved the return of these PIK Notes by Fort James in exchange for the mutual release from a variety of claims that had arisen from prior intercompany transactions. The settlement also amended the terms of the remaining PIK Notes allowing Crown Vantage the right to call the remaining PIK Notes and accrued interest at fair value at any time prior to their maturity.

     Crown Paper Co. expects to record a pretax extraordinary gain in the fourth quarter of 1998 of approximately $8 million, which will be partially offset by transaction fees. PIK Notes with combined face values of approximately $25 million were extinguished by Crown Vantage. The remaining $8 million in returned PIK Notes is carried on the books of Crown Paper at face value, but will be eliminated in the consolidated Crown Vantage financial statements.

          Crown Vantage also announced on September 28, 1998 that it will not exercise the option portion of the settlement agreement for the return of the remaining PIK Notes with a face value of $107 million held by Fort James. The option, which expired on September 30, 1998, would have allowed Crown Vantage to purchase these notes for $80 million in cash. However, Crown Vantage continues to hold the right to call these notes at any time prior to maturity at fair value.

FORWARD LOOKING STATEMENTS
--------------------------

          Certain statements within Management's Discussion and Analysis and elsewhere are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of language such as plans, expects, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include but are not limited to business conditions and the general economy both global and domestic, prices for the Company's products, the duration and depth of the Asian economic crisis, competitive factors, the effects of the spread of the Asian economic crisis to other regions around the world, maintaining good labor relations, the Company's ability to successfully implement its Year 2000 plans, the Company's ability to renegotiate and comply with debt covenants and maintaining good customer relations.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K
------

(a)  Exhibits

     Ex. 3.1           Restated Bylaws of Crown Paper *
     Ex. 10.1          Form of employment agreement (amendment No. 2) with
                       Ernest S. Leopold dated September 11, 1998 *
     Ex. 10.2          Amendment No. 5 to Credit Agreement
     Ex. 27            Financial Data Schedule *

     * Electronic Filing Only

(b)  Reports on Form 8-K --

     Current Report, previously filed on Form 8-K dated July 28, 1998, item 5, relating to the Company no longer actively exploring the possible separation of its specialty papers businesses from the St. Francisville facility and Crown Vantage exploring other alternatives to repurchase the PIK Notes.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CROWN PAPER CO.
(Registrant)



/s/ R. Neil Stuart                           /s/ Michael J. Hunter
---------------------------------            ---------------------------------
R. Neil Stuart                               Michael J. Hunter
Executive Vice President,                    Vice President,
Chief Financial Officer                      Chief Accounting Officer
(Duly Authorized Officer)                    (Duly Authorized
                                             Chief Accounting Officer)


November 11, 1998