Form 10-K405
period 1998-12-27
CROWN PAPER CO
filed 1999-03-26
CIK 946820

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           -------------------------

                                   FORM 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 27, 1998
                                       or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

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

     As of March 20, 1999, 1 (one) share of Common Stock of the registrant was outstanding.

     The registrant meets the conditions set forth in General Instruction I(1)
(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                     PART 1

Item 1.  Business

General

     Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper") is a wholly owned subsidiary of Crown Vantage Inc. (the "Parent" or "Crown Vantage") and is a major producer of value-added paper products for many different end-uses. The Company operates in two segments: printing and publishing papers and specialty papers. Special interest magazines, books, custom business forms and corporate communications such as annual reports, stationery and promotions use Crown Paper printing and publishing papers. Specialty papers production supplies both coated and uncoated papers principally for food and retail packaging applications and conversion into such items as coffee filters, cups, plates, disposable medical gowns and file folders.

     During 1998, the Company operated 10 facilities using 30 diverse paper machines with specialized capabilities. On March 25, 1999 the Company announced the intended sale of its pulp and paper mills in New Hampshire. See "Recent Development" in this Item 1.

     The Company believes that its broad manufacturing capabilities enable it to offer a wider range of products and basis weights than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the sectors in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and because there are fewer substitutes for these products.

     The Company has implemented a business strategy that builds on Crown Papers' unique strengths and technical expertise and that further differentiates it from other paper producers. The Company's objectives are to enhance its position as a leading supplier of value-added paper products to target markets and to continue to pursue cost reductions and manufacturing efficiencies to maximize profitability. The Company's business strategy to accomplish such objectives is to: i) accelerate the introduction of additional value-added papers into the Company's mix; ii) obtain market share with innovative new products; iii) add value through high levels of customer service and product quality; and iv) reduce costs and improve productivity.

     The Parent became an independent company when it was spun off from James River Corporation of Virginia ("James River"), now known as Fort James Corporation ("Fort James"), on August 25, 1995. James River distributed all of the outstanding stock of the Parent in a tax-free dividend to its shareholders. The dividend provided one share of the Parent's stock for every 10 shares of James River stock held. The spin-off included certain assets, liabilities and operations that comprised a substantial part of James River's Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business.

     Crown Paper Co. received $250 million in cash through a public offering of Senior Subordinated Notes and $253 million from initial borrowings under credit facilities with certain banks (collectively, the "Financing"). Substantially all of the net proceeds from the Financing ($485 million) were paid to James River together with $100 million Senior Pay-in-Kind Notes issued by the Parent ("PIK Notes") as a return of James River's capital investment. The distribution of the Parent's stock, transfer of assets and liabilities, Financing, and return of capital are collectively referred to as the "Spin-Off."

     On September 28, 1998 Crown Vantage and Crown Paper settled with Fort James for the delivery of $25.1 million in PIK Notes to Crown Vantage and $8.1 million in PIK Notes to Crown Paper in exchange for the mutual release from a variety of claims that had arisen between Fort James, Crown Paper and Crown Vantage. For Crown Paper, this resulted in an extraordinary gain of $5.0 million that is net of $3.1 million in taxes. The settlement amended the terms of the remaining PIK Notes and allows Crown Vantage the right to call the remaining PIK Notes and accrued interest at fair value at any time prior to their maturity. Upon consolidation of the Crown Vantage financial statements, the $8.1 million in PIK Notes held by Crown Paper are eliminated.

RECENT DEVELOPMENT

     On March 25, 1999 the Company announced that it had reached an agreement to sell its pulp and paper mills located in Berlin and Gorham, New Hampshire for approximately $45 million. The net proceeds, after transaction costs and funding of certain other liabilities, will be used to pay down debt. The operations being sold include the pulp mill in Berlin, which produces approximately 300,000 tons of hardwood and softwood pulp annually, and the five paper machines in Gorham. Four of the paper machines manufacture approximately 142,000 tons of printing and publishing papers, while the fifth machine produces approximately 40,000 tons of commercial toweling annually.

     As part of the sales agreement, Crown Vantage and the buyer have entered into a strategic marketing and outsourcing alliance to certain value-added printing and publishing paper grades. Crown Vantage will retain control of the use of branded printing and publishing papers made at Berlin-Gorham facility, which are integral to the Company's strategic printing and publishing papers offering throughout the Crown Vantage system. In addition, Crown Vantage will market, on behalf of the buyer, all other paper grades manufactured at Berlin-Gorham (except toweling) for a period of three years.

     Successful completion of the transactions discussed above is subject to a number of risks and uncertainties including, but not limited to, the ability of the buyer to successfully arrange financing, consent by Crown Vantage lenders, transaction delays, failure to close the contemplated agreements, failure by either party to successfully execute under the strategic marketing and outsourcing alliance, and other factors, including business conditions and the general economy, maintaining good customer and labor relations, and competitive factors.

     Historical information below concerning the Berlin and Gorham mills should be considered in light of, and is qualified by reference to, the intended sale of these mills.

Business Segments and End Use-Markets

Printing and Publishing Papers

     Crown Paper manufactures and markets both coated groundwood and uncoated freesheet papers for printing and publishing applications. The Company's coated groundwood papers are produced on two modern machines at its facility in St. Francisville, Louisiana, which uses both kraft and groundwood pulp mills to supply all pulp requirements. Groundwood papers are made from a blend of kraft pulp and pulp produced by mechanically grinding wood to extract wood fibers. Wood chips are used in the kraft pulp process (chemical pulp produced by an alkaline cooking process) and are either chipped by the Company or purchased directly. These papers are produced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising supplements. The paper is sold to publishers, commercial printers, including the four largest in North America, and to merchant distributors. The strength of the coated groundwood market is largely driven by the health of the retail market and is correlated with retailer advertising expenditures. Printing and publishing papers had one significant customer totaling 10.8% of the segment's net sales in 1998.

     Uncoated printing and publishing papers are manufactured at the Company's fully pulp-integrated facilities in Berlin and Gorham, New Hampshire, and at its non-integrated facilities in Adams, Massachusetts; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. Customer end uses include stationary, custom business forms, books and manuals, annual reports and other corporate communications. Demand for uncoated printing and publishing papers is correlated with economic cycles, since these papers are predominantly used in business-related activities and commercial printing.

     This segment includes the Company's market pulp and toweling operations in Berlin-Gorham, New Hampshire as well as the Company's cast-coating operations in Richmond, Virginia. The Richmond facility provides cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications. The Berlin-Gorham, New Hampshire facility reserves the majority of the pulp it produces for internal consumption but sold approximately 86,000 tons of pulp in 1998.

     See "Recent Development" discussed above for information concerning the announced sale of the Company's pulp and paper mills in New Hampshire.

Specialty Papers

     Crown Paper manufactures and sells bleached specialty papers for use in food and retail packaging. The Company's coated and uncoated specialty papers supply niche markets and these products are used by customers to produce items such as multi-wall bags for pet foods, food service papers, labels, disposable medical gowns and cereal liners. The Company's specialty packaging business is principally driven by consumer spending trends and generally exhibits less cyclicality to general economic trends compared to producers of papers for other end-use products. The Company's specialty packaging papers operations purchase all of their pulp and therefore operating results are more susceptible to pulp price fluctuations. Operating results benefit during periods of decreasing pulp prices from lower raw material costs and suffer during periods of increasing pulp prices. The benefit to operating results from the decline in pulp prices during 1998 has been offset by declines in the average price per ton for the Company's specialty packaging products. The decline in average price per ton during 1998, is primarily due to the continuing economic crisis in Asia and its indirect affect on the Company's specialty packaging papers as European producers are redirecting their output to North American markets and as large integrated mills in North America are entering otherwise non-traditional markets, thereby disrupting supply/demand balance and pricing for the Company's specialty packaging papers. The Company's specialty papers are produced at non-integrated facilities in Port Huron and Parchment, Michigan, and Milford, New Jersey.

     Crown Paper also manufactures specialty converting papers at its fully integrated facility in St. Francisville, Louisiana. The Company imparts customer-specific technical requirements to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, file folders and bacon board.

     Financial information of the Company's segments is incorporated herein by reference from Note 13 to the Consolidated Financial Statements included in this report.

Item 2. Properties

The Company owns and operates three pulp mills, seven paper mills and one cast-coating facility in the United States and two paper mills in Scotland. The following table summarizes the location, 1998 volumes and pertinent production characteristics of each facility. The Company's bank credit facility is collateralized by substantially all of the Company's assets, including the facilities listed below.



                              Printing and Publishing Papers                                          Specialty Papers
                      -----------------------------------------------------------------------      -----------------------
                      Coated                     Uncoated
                      Groundwood                 Freesheet                 Other
Facilities:           St. Francisville, LA       Gorham, NH                Richmond, VA               St. Francisville, LA
                                                 Guardbridge,              Berlin, NH                 Port Huron, MI
                                                 Scotland                  Gorham, NH                 Parchment, MI
                                                 Dalmore, Scotland                                    Milford, NJ
                                                 Adams, MA
                                                 Ypsilanti, MI


1998  Sales
Volumes:            289,000 tons                 241,000 tons              117,000 tons               322,000 tons

Primary             No. 4, No. 5 medium to       Text, cover and           Cast-coated, pulp, and     Coffee filters, cup
Production:         heavy weight grades for      writing grades,           toweling                   and plate stock,
                    magazines and catalogs       security papers,                                     grease resistant
                                                 custom forms papers                                  paper, labels,
                                                 and specialty                                        multi-wall bags,
                                                 applications                                         coated and uncoated
                                                                                                      other packaging and
                                                                                                      specialty applications

Special            Coating, calendering          Calendering,              cast-coating, sheeting     Calendering, creped
Production                                       watermarks, sheeting,                                products, coating,
Capabilities:                                    embossing                                            waxing and chemical
                                                                                                      treatment

Paper Machines     2 paper machines with         12 paper machines,        1 paper machine, 4         15 paper machines, 3
and Related        on-machine coating, 4         assorted sheeters,        cast-coating machines,     with on-machine
Equipment:         off-machine super-calenders   rewinders and embossers   4 sheeters                 coating and hot/soft
                                                                                                      calendering, 3 with
                                                                                                      on-machine waxers, 3
                                                                                                      off-machine coaters, 6
                                                                                                      off-machine waxers

Item 3.  Legal Proceedings

In 1994, the Company filed a suit against the City of Berlin, New Hampshire relating to an approximately $107 million increase from 1992 to 1994 of the City's assessed value of the Berlin portion of the Berlin-Gorham facility. The increased assessed value resulted in an annual increase in property taxes of approximately $2.5 million. The Company sought abatement of the tax increase on the grounds that the City's valuations were excessive, and that New Hampshire law exempted certain income producing equipment, such as the chemical recovery unit, from property taxation. In April 1996, the trial court affirmed most of the City's positions, and the Company appealed that decision to the New Hampshire Supreme Court. On December 31, 1997, the Supreme Court released an opinion which, in part, resulted in a remand of various issues back to the trial court. On February 1, 1999, the Company finalized an agreement with the City, which permanently settles the issues of taxability of factory machinery and for the next three years significantly reduces the assessed value from recent valuations of the Company's Berlin pulp mill. Over the three years the City of Berlin's property taxes are expected to average $3 million annually at the current assessed rate, which is some $2 million per year less than has been billed over the past five years. The Company expects to reverse a property tax accrual of approximately $9 million in the first quarter of 1999.

The Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 6 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort is not yet possible. However, the Company's accrual for the remediation investigation effort was $.4 million at December 27, 1998 and $.6 million at December 28, 1997. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company. Due to uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. As with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP or incur liabilities through other means at additional sites in the future or that the costs associated with such additional sites would not be material.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable

Item 6.  Selected Financial Data

Omitted in accordance with General Instruction I.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Omitted in accordance with General Instruction I. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" preceding the Consolidated Financial Statements (Item 8).

Item 7a. Qualitative and Quantitative Disclosures About Market Risk

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" preceding the Consolidated Financial Statements (Item
8).

Item 8.  Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of the report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

Omitted in accordance with General Instruction I.

Item 11.  Executive Compensation

Omitted in accordance with General Instruction I.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Omitted in accordance with General Instruction I.

Item 13.  Certain Relationships and Related Transactions

Omitted in accordance with General Instruction I.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The report of independent auditors as of December 27, 1998 and December 28, 1997 and for the three years then ended and the following consolidated financial statements of the Company are included in this Form 10-K at the page numbers indicated below.

                                                                                                                Page in
                                                                                                              Financial
                                                                                                             Statements
                                                                                                             ----------
Report of Independent Auditors...........................................................................             6
Consolidated Statements of Operations - Years Ended December 27, 1998, December 28, 1997 and
  December 29, 1996......................................................................................             7
Consolidated Balance Sheets - December 27, 1998 and December 28, 1997....................................             8
Consolidated Statements of Cash Flows - Years Ended  December 27, 1998, December 28, 1997
  and December 29, 1996..................................................................................             9
Consolidated Statement of Changes in Equity (Deficit) - Years Ended December 27, 1998, December 28, 1997,
  and December 29, 1996..................................................................................            10
Notes to Consolidated Financial Statements...............................................................            11

(a)(2) Financial Statement Schedule.

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

(a)(3) Exhibits

All exhibits, including those incorporated by reference:


Exhibit
  No.                          Description
------                         -----------
2.1(1)    Form of Contribution Agreement among Crown Paper Co. ("Crown Paper"),
          Crown Vantage, Inc. ("Crown Vantage"), James River Corporation of Virginia
          ("JRC") and James River Paper Company, Inc. ("James River Paper")
3.1(1)    Articles of Incorporation of Crown Paper
3.2(4)    Articles of Amendment to the Articles of Incorporation dated May 13,
          1996 and July 31, 1996
3.3*      Restated Bylaws of Crown Paper
3.4(1)    Articles of Designation for Preferred Shares, Series A
4.1(1)    Form of Rights Agreement between Crown Vantage and Norwest Bank
          Minnesota, N.A., as Rights Agent
10.1(1)   Form of Tax Sharing Agreement among JRC, James River Paper, Crown
          Vantage and Crown Paper
10.2(1)   Form of Pulp Purchase Agreement between James River Paper and Crown
          Paper
10.3(1)   Form of Environmental Services Agreement between James River Paper and
          Crown Paper
10.4(1)   Form of Pulp Technology Services Agreement between James River Paper and Crown Paper
10.5(1)   Form of Cottonwood Pedigreed Plant Material Agreement between James
          River Paper and Crown Paper
10.6(1)   Form of St. Francisville Product Supply Agreement (Consumer Products
          Business) between James River Paper and Crown Paper
10.7(1)   Form of St. Francisville Product Supply Agreement (Packaging Business)
          between James River Paper and Crown Paper
10.8(1)   Form of Landfill Agreement between James River Paper and Crown Paper
10.9(1)   Form of Allocation Agreement among JRC, James River Paper and Crown
          Paper
10.10(1)  Form of Packaging Papers Product Supply Agreement between James River
          Paper and Crown Paper
10.11(1)  Form of St. Francisville Wood Chip Supply Agreement between James
          River Paper and Crown Paper
10.12(1)  Form of St. Francisville Roundwood Supply and Cutting Rights Agreement
          between James River Paper and Crown Paper
10.13(1)  Form of Northeast Roundwood Supply Agreement between James River Paper and Crown Paper
10.14(1)  Form of Pension Funding Agreement among Crown Paper, Crown Vantage and
          James River

10.15(1)  Form of Guaranty Support Agreement among Crown Paper, Crown Vantage and James River
10.16(1)  Form of Eureka Trademark Agreement
10.17(1)  Form of Crown Vantage Stock Option Plan for Outside Directors  **
10.18(6)  Crown Vantage Inc. Stock Award Plan for Outside Directors  (as
          amended)  **
10.19(6)  Second Amendment to the Crown Vantage Inc. Stock Award Plan for
          Outside Directors  **
10.20(5)  Crown Vantage Inc. 1995 Incentive Stock Plan  **
10.21(1)  Form of Crown Vantage Inc. Stock Plus Employee Stock Ownership Plan  **
10.22(3)  Form of Employment Agreement for Ernest S. Leopold dated December 5,
          1995  **
10.23(2)  Form of Nonstatutory Stock Option with Reload Feature Agreement under the Registrant's 1995 Omnibus Incentive Stock Plan  **
10.24(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Omnibus Incentive Stock Plan  **
10.25(2)  Form of Nonstatutory Stock Option Agreement under the Registrant's
          1995 Stock Option Plan for Outside Directors  **
10.26(2)  Form of Restricted Stock Award Agreement under the Registrant's 1995
          Stock Award Plan for Outside Directors  **
10.27(3)  Form of Agreement (Severance) dated December 5, 1995  **
10.28(3)  Form of Amendment No. 1 to the Crown Vantage Inc. Stock Plus Employee
          Stock Ownership Plan
10.29(1)  Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.30(6)  First Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.31(1)  Bank Credit Agreement among Morgan Guaranty Trust Company of New York, as Agent, the Banks named therein, Crown Paper and Crown Vantage
10.32(6)  Amendment No. 1 to Credit Agreement
10.33(6)  Amendment No. 2 to Credit Agreement
10.34(6)  Receivables Purchase Agreement
10.35(6)  Purchase and Sale Agreement (relating to Receivables Purchase
          Agreement)
10.36(6)  Loan Agreement between Business Finance Authority of the State of New
          Hampshire and Crown Paper Co.
10.37(6)  Refunding Loan Agreement between Business Finance Authority of the
          State of New Hampshire and Crown Paper Co.
10.38(8)  Amendment No. 3 to Credit Agreement
10.39(8)  Amendment No. 4 to Credit Agreement
10.40(7)  Option and Settlement Agreement Between Fort James Corporation and
          Crown Vantage, relating to the PIK Notes
10.41(9)  Amendment No. 1 to Form of Agreement (Severance) (a management contract) **
10.42(10) Form of Agreement - Deferred Stock Awards for Selected Salaried
          Employees  **
10.43(10) Form of Agreement - Deferred Stock Awards for Senior Officers  **
10.44(10) Description of Temporary Enhanced Severance **
10.45(11) Form of Employment Agreement (amendment No. 2) for Ernest S. Leopold dated September 11, 1998  **
10.46(11) Amendment No. 5 to Credit Agreement
10.47*    Amendment No. 6 to Credit Agreement
10.48*    Second Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
27*       Financial Data Schedule
-------------
(1)       Previously filed as Exhibits to Crown Paper Co. Registration Statement
          No. 33-93494 on Form S-1 filed with the Securities and Exchange
          Commission ("SEC") on June 15, 1995 and all amendments thereto, concerning the offering of the $250,000,000 aggregate principal amount of Senior Subordinated Notes to be isued by Crown Paper Co.
(2)       Previously filed as Exhibits to Crown Vantage Inc. Form 10-Q for the quarterly period ended September 24, 1995.

(3)       Previously filed as Exhibits to Crown Paper's Annual Report on Form
          10-K for the year ended December 31, 1995.
(4)       Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No.
          333-09361 on Form S-8 and to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 30, 1996, respectively.
(5)       Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 29,  1996.
(6)       Previously filed as Exhibits to Crown Paper's Annual Report on Form 10-K
          for the year ended December 29, 1996
(7)       Previously filed in Form 8-K dated March 25, 1998.
(8)       Previously filed as Exhibits to Crown Paper's Annual Report on Form 10-K
          for the year ended December 28, 1997
(9)       Previously filed as Exhibits to Crown Paper's report on Form 10-Q for the quarter ended March 29, 1998.
(10)      Previously filed as Exhibits to Crown Paper's report on Form 10-Q for the quarter ended June 28, 1998.
(11)      Previously filed as Exhibits to Crown Paper's report on Form 10-Q for the quarter ended September 28, 1998.
*         Included as an exhibit herein.
**        Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K. Current Report, previously filed on Form 8-K dated October 5, 1998, item 5, relating to the Company's settlement agreement with the Parent and Fort James on the Parent's $33 million in PIK Notes

Current Report, previously filed on Form 8-K dated January 27, 1999, item 5, relating to the Company's anticipated weak fourth quarter 1998 pulp and paper pricing, fourth quarter 1998 charges and Crown Vantage's Nasdaq hearing.

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


March 16, 1999                      Crown Paper Co.
                                         (Registrant)


/s/  R. Neil Stuart                           /s/  Michael J. Hunter
----------------------------                  -------------------------------
R. Neil Stuart,                               Michael J. Hunter
Executive Vice President,                     Senior Vice President,
Chief Financial Officer                       Chief Accounting Officer



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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1999.

Signature                                               Title
---------                                               -----

/s/  George B. James                                    Chairman and Director
----------------------------------------------------
George B. James


/s/  Robert A. Olah                                     Chief Executive Officer, President and Director
----------------------------------------------------
Robert A. Olah


/s/  Ernest S. Leopold                                  Director
----------------------------------------------------
Ernest S. Leopold


/s/  Joseph T. Piemont                                  Director
----------------------------------------------------
Joseph T. Piemont


/s/  E. Lee Showalter                                   Director
----------------------------------------------------
E. Lee Showalter


/s/  William D. Walsh                                   Director
-----------------------------------------------------
William D. Walsh


/s/  James S. Watkinson                                 Director
-----------------------------------------------------
James S. Watkinson


/s/  Donna L. Weaver                                    Director
-----------------------------------------------------
Donna L. Weaver

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1999.

Signature                                               Title
---------                                               -----


/s/  R. Neil Stuart                                     Chief Financial Officer
-----------------------------------------------------
R. Neil Stuart


/s/  Michael J. Hunter                                  Chief Accounting Officer
-----------------------------------------------------
Michael J. Hunter

                                CROWN PAPER CO.


                           ANNUAL REPORT ON FORM 10-K

                           ITEM 8 AND ITEM 14 (a)(1)
                       CONSOLIDATED FINANCIAL STATEMENTS
                         Year Ended December 27, 1998

Item 8 and 14 (a)(1) Financial Statements. The following consolidated financial statements of Crown Paper Co. and subsidiaries, together with the report of independent auditors are included in Items 8 and 14(a)(1).




                                                                                                                   Page
                                                                                                                   ----
Management's Discussion and Analysis of Financial Condition and Results of Operations......................           1
Report of Independent Auditors.............................................................................           6
Consolidated Statements of Operations - Years Ended December 27, 1998,
          December 28, 1997, and December 29, 1996.........................................................           7
Consolidated Balance Sheets - December 27, 1998 and December 28, 1997......................................           8
Consolidated Statements of Cash Flows - Years Ended December 27, 1998,
          December 28, 1997, and December 29, 1996.........................................................           9
Consolidated Statement of Changes in Equity (Deficit) - Years Ended December 27, 1998,
          December 28, 1997, and December 29, 1996.........................................................          10
Notes to Consolidated Financial Statements.................................................................          11

Management's Discussion and Analysis of
Financial Condition and Results of Operations
-----------------------------------------------------------------------------
Corporate Overview

Business Segments

Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper") is a major producer of value-added paper products for a diverse array of end-uses. The Company operates in two segments: printing and publishing papers and specialty papers. Printing and publishing papers are primarily for applications such as special interest magazines, books, custom business forms, corporate communications and promotions (e.g. annual reports and stationery) and other graphics applications. Specialty papers are principally for food and retail packaging applications and conversion into such items as coffee filters, labels, cups and plates and disposable medical gowns.

The Company's two largest facilities are integrated operations located in St. Francisville, La., and Berlin and Gorham, N.H. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Mass.; Ypsilanti, Mich., and Dalmore and Guardbridge, Scotland. The Company's food and retail packaging papers are produced primarily at non-integrated facilities in Port Huron and Parchment, Mich., and Milford, N.J. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Va., that produces coated paper and board for graphics and packaging uses.

The Company believes that its broad manufacturing capabilities allow it to offer a wider range of products and basis weights serving more specialized markets than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the segments in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and there are fewer substitutes for these products.

Consolidated Results of Operations -- 1998 Compared to 1997
Net Sales: The Company's net sales decreased by 5.2% to $851.0 million for the 52-week year ended December 27, 1998 compared to $897.5 million for the 52-week year ended December 28, 1997. The decrease in sales is largely due to a 3.9% decrease in average net sales price per ton and a 1.3% decrease in tons sold during 1998 compared to 1997.

Operating Income (Loss): The Company had an operating loss of $172.1 million in 1998 compared to operating income of $14.3 million in 1997. The decrease in operating results is attributable to fixed asset write-downs of $146.9 million (primarily at the Berlin-Gorham, N.H., pulp and paper mill) and a charge of $16.9 million that represents the discounted net future lease payments for a co-generation facility at the St. Francisville, La., mill that no longer provides substantive use or benefit to the mill (see Note 2 and Note 11 to the Consolidated Financial Statements). 1997 operating income included a gain of $13.5 million for the sale of timberlands and a charge of $3.3 million for closure of the Newark, Del., facility. Excluding the fixed asset write-down and co-generation charge discussed above, the operating loss in 1998 was $8.3 million compared to operating profit of $4.2 million in 1997, excluding the mill closure charge and timberland sale gain discussed above. Contributing to the decline in operating results are the decreases in average net sales price per ton and tons sold discussed above that are partially offset by reduced costs primarily from lower raw material costs and the Company's cost reduction program. Gross margin as a percent of sales was 6.4% for 1998 compared to 6.7% for 1997. The gross margin decrease was due to the decline in net sales price per ton discussed above, which was partially offset by a 3.6% decrease in average cost per ton sold in 1998 compared to 1997.

Selling and administrative expenses increased $6.5 million to $62.4 million in 1998 compared to $55.9 million in 1997. The increase is primarily due to Year 2000 compliance costs, one-time expenditures associated with certain of the Company's strategic initiatives, higher sales and marketing costs associated with stocking programs to provide faster delivery times to customers and one time contractual compensation costs.

Interest Expense: Interest expense decreased from $50.3 million in 1997 to $49.1 million in 1998. The decrease in interest expense is primarily due to debt reduction that occurred in the fourth quarter of 1997.

Tax Provision: The income tax benefit in 1998 totaled $73.5 million compared to $12.1 million in 1997. The income tax rates were 33.5% in 1998 and 35.0% in 1997. Income tax benefits for 1998 have been reduced by a deferred tax asset valuation allowance of $10.5 million. The Company anticipates that, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," tax benefits resulting from operating losses in the foreseeable future would at least be partially offset by deferred tax asset valuation allowances.

--------------------------------------------------------------------------------------------------------------------
Results of Operation by Business Segment
--------------------------------------------------------------------------------------------------------------------
Net Sales and Tonnage by Segment
For the Year Ended                              1998                     1997                      1996
--------------------------------------------------------------------------------------------------------------------
(sales in millions, tons in thousands)           Tons        Sales        Tons       Sales         Tons        Sales
Printing and Publishing Papers:
   Coated groundwood                              289         $232         280        $198          258         $214
   Uncoated                                       241          221         239         233          240          239
   Other (a)                                      118           60         109          82           96           83

Specialty Papers                                  321          338         354         384          354          389
--------------------------------------------------------------------------------------------------------------------
Total Company                                     969         $851         982        $897          948         $925
--------------------------------------------------------------------------------------------------------------------

(a) Represents market sales of pulp to third parties, toweling, and cast-coated papers. Pulp sales excludes approximately 32,000 tons in 1998, 42,000 tons in 1997, and 44,000 tons in 1996 that were transferred to other Company facilities.


Operating Income (Loss) by Segment (in millions)
------------------------------------------------------------------------------------------------------------------
For the Year Ended                                       1998                 1997                   1996
------------------------------------------------------------------------------------------------------------------
Printing and Publishing Papers                      $   <166>              $   1                  $  12

Specialty Papers                                          <6>                  13                     11
------------------------------------------------------------------------------------------------------------------
Total operating income <loss>                           <172>               $  14                  $  23
------------------------------------------------------------------------------------------------------------------

Printing and Publishing Papers
Within this business segment, the Company produces coated groundwood and uncoated freesheet papers. This segment also includes the Company's toweling and pulp operations in Berlin-Gorham, N.H., and cast-coating operations in Richmond, Va.

The Company's coated groundwood papers are produced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising supplements. The strength of the coated groundwood market is largely driven by the strength of the retail market and is correlated with retailer advertising expenditures. Net sales of coated groundwood papers increased 17.3% in 1998 compared to 1997. The increase is primarily due to a 13.5% increase in average net sales price per ton and a 3.4% increase in tons sold. While demand for coated groundwood papers was strong for most of 1998, coated paper imports increased significantly during the year resulting in industry-wide mill inventory builds and price discounting during the latter part of 1998. The current supply/demand imbalance poses a threat of continued price discounting that may negatively impact prices of the Company's coated groundwood papers in future periods.

Customer end-use products within uncoated printing and publishing papers include stationery, custom business forms, books and manuals, annual reports and other forms of corporate communications. Demand for the Company's uncoated printing and publishing products is correlated with economic cycles, since these papers are predominantly used in business-related activities and commercial printing. The Company's specialty niches within the uncoated printing and publishing papers category make Crown Vantage less susceptible, though not immune, to economic cycles. Net sales for uncoated printing and publishing papers decreased 5.0% during 1998 compared to 1997. The decrease in net sales is primarily due to a 5.7% decrease in average sales price per ton. Despite strong domestic demand, the current economic crisis in Asia coupled with a strong U.S. Dollar have resulted in lower exports by U.S. paper producers and increased imports into the U.S. from Asia, Europe, and South America. This abundance of uncoated freesheet paper has negatively impacted demand and pricing for some of the Company's uncoated printing and publishing papers, resulting in depressed prices for the Company's lower value products. The 1998 supply levels of these papers in the marketplace also resulted in the Company's partial shift in mix to lower value-added grades in order to maintain volume during this period of supply/demand imbalance, which also negatively impacted the Company's average net selling price.

Other products reported within printing and publishing papers include the Company's toweling, pulp and cast-coating operations. Cast-coating provides a high gloss finish for a premium grade of coated paperboard used for graphics and packaging applications. Net sales decreased by $22.9 million during 1998 compared to 1997 primarily due to a change in product mix as tons sold of higher priced cast-coated papers and toweling, declined by 38.8% and tons of pulp sold increased by 50.1%. The decline in cast-coated papers and toweling is primarily due to the decision by certain customers during the last half of 1997 to use their own internal resources. The Company continues to aggressively pursue replacing the lost tonnage with new product development and trials of engineered papers in progress. Tons of pulp sold is a function of market demand as well as managing, to the Company's best advantage, internal pulp integration. The increase in pulp tons sold is principally due to the availability of pulp for sale that in the prior year was used internally and to improved operating efficiencies.

Operating Income (Loss)
The operating loss of $166.1 million in 1998 declined $167.1 million from an operating profit of $1 million in 1997. The fixed asset write-downs and charges associated with the co-generation facility affected both segments. The allocation of these charges to this segment and the primary reasons for the decline in operating results during 1998 are the fixed asset write-downs of $145.2 million and a $12.1 million charge for the co-generation facility. The 1997 operating profit includes the $13.5 million gain from the sale of certain timberlands and a $3.3 million charge for the closure of the Newark, Del., facility. Operating results before the nonrecurring items discussed above are operating losses of $8.8 million for 1998 and $9.2 million for 1997.

Specialty Papers
Within this segment, the Company produces specialty papers for use in food and retail packaging and converting end uses. The Company's products, which are concentrated in niche markets for coated and uncoated papers within the specialty packaging industry, are used by its customers to produce items such as labels, multi-wall bags for pet foods, food service papers, flexible packaging, and technical and industrial specialty products such as disposable medical gowns. The Company's specialty packaging papers business is principally driven by consumer spending patterns and has historically exhibited less cyclicality due to general economic trends compared to producers of papers for other end-use products. The Company's specialty packaging papers operations in Milford, N.J., and Parchment and Port Huron, Mich., purchase all of their pulp and are therefore susceptible to pulp price fluctuations. Operating results benefit during periods of decreasing pulp prices and suffer during periods of increasing pulp prices. The Company manufactures specialty converting papers on two paper machines at its fully integrated facility in St. Francisville, La. To meet customer-specific requirements, the Company imparts technical qualities to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, and bacon board.

Specialty papers had net sales of $338.2 million for 1998 compared to net sales in 1997 of $384.5 million. The 12.0% decrease in net sales is primarily due to a 3.1% decrease in average selling price per ton and a 9.2% decrease in tons sold in 1998 compared to 1997. The continuing economic crisis in Asia is indirectly affecting the Company's specialty packaging papers as European producers are redirecting their output to North American markets and as large integrated mills in North America are entering otherwise non-traditional markets, thereby disrupting supply/demand balance and pricing for the Company's specialty packaging papers.

Operating Income (Loss)
The operating loss of $6.1 million in 1998 declined $19.5 million from an operating profit of $13.4 million in 1997. The decrease in operating income in 1998 from 1997 is primarily due to the decline in tons sold and average price per ton discussed above. Contributing to the decline are the fixed asset write-downs of $1.7 million and a $4.8 million charge for the co-generation facility lease allocated to this segment. These were partially offset by lower raw material costs and improved operating efficiencies. Before the nonrecurring items discussed above, this segment had an operating profit of $.4 million in 1998.

Other Matters
-------------------------------------------------------------------------------

Market Risk
The Company incurred fixed and variable rate debt in connection with the Spin-Off. In addition, the Company uses variable rate debt to finance operations, for capital spending programs and for general corporate purposes. Futures contracts used to hedge exposures to foreign currency risks are immaterial.

Our market risk exposure for changes in interest rates relates primarily to debt obligations.

The following table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company's debt obligations. For obligations with variable interest rates, the table sets forth interest rates that are based on current rates and principle amounts due and does not attempt to project future interest rates. This information should be read in conjunction with Note 6 to the Consolidated Financial Statements.

Debt
------------------------------------------------------------------------------------------------
                                                                     2003 &    Fair value
(In millions)                     1999      2000    2001     2002    beyond    @ 12/27/98
------------------------------------------------------------------------------------------------
Fixed rate                                                           $250.0    $220.0
 Average interest rates                                                11.0%
 Variable rate                   $ 1.0     $ 1.3   $  .8   $122.0    $ 46.1    $171.2
 Average interest rates           9.19%     9.19%   9.19%    8.81%     9.19%
 Industrial Revenue bonds                                            $ 39.3    $ 39.0
 Average interest rates                                                7.55%
------------------------------------------------------------------------------------------------

The Company's other market risk is primarily due to its ownership of mills in Scotland. The translation of their financial statements from their functional currency to U.S. dollars is accounted for in equity under foreign currency translation adjustments. These operations comprise less than 10% of the Company's sales and assets. Although we monitor foreign currency fluctuations and trends, through December 27, 1998 we have decided not to hedge our net investment in our foreign operations.

Continued Nasdaq National Market Listing
The Parent's common stock price has fallen below the $5 minimum maintenance standard for continued listing on the Nasdaq National Market. Crown Vantage shared its management initiatives with Nasdaq on February 5, 1999. Subsequently, Crown Vantage received an extension stipulating that the stock will continue to trade on The Nasdaq National Market so long as a closing bid price of at least $5 per share is achieved by June 18, 1999 and thereafter the stock maintains a closing bid price of at least $5 per share for a minimum of 10 consecutive trading days. If the shares are de-listed, Crown Vantage anticipates that the shares may be traded on the Nasdaq Over-the-Counter Bulletin Board. The stock price, stock trading liquidity, analyst coverage, and the ability to raise capital might be adversely affected if the stock is de-listed from the Nasdaq National Market or fails to trade actively or at all on the Bulletin Board, both of which are not within the control of the Parent.

Settlement of Berlin Property Tax Case
On February 1, 1999, the Company finalized an agreement with the City of Berlin, N.H. concerning assessed values and taxability of factory machinery. Over the next three years the agreement significantly reduces the assessed value from recent valuations of the Company's Berlin pulp mill. The Company expects to reverse a property tax accrual of approximately $9 million in the first quarter of 1999, which relates to amounts over-accrued for previous tax years.

Forward Looking Statements
Certain statements within Management's Discussion and Analysis and elsewhere are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of language such as plans, expects, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include but are not limited to business conditions and the general economy, both global and domestic; prices for the Company's products; the duration and depth of the Asian economic crisis; the effects of the Asian economic crisis to other regions around the world; competitive factors; maintaining good labor relations; the Company's ability to successfully implement its Year 2000 plans; possible de-listing of the Parent's common stock from the Nasdaq National Market; the Company's ability to comply with debt covenants, and maintaining good customer relations.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholder of Crown Paper Co.:

We have audited the accompanying consolidated balance sheets of Crown Paper Co. and subsidiaries as of December 27, 1998 and December 28, 1997, and the related consolidated statements of operations, cash flows, and changes in equity (deficit) for each of the three years in the period ended December 27, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Paper Co. and subsidiaries at December 27, 1998 and December 28, 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 1998 in conformity with generally accepted accounting principles.


                                                     ERNST & YOUNG LLP



San Francisco, California
January 29, 1999, except for Note 6, paragraph 4, as to which the date is February 26, 1999


CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------
                                                          52 Weeks               52 Weeks               52 Weeks
                                                            Ended                  Ended                  Ended
                                                        December  27,          December 28,           December 29,
(amounts in thousands)                                      1998                   1997                   1996
-----------------------------------------------------------------------------------------------------------------------
Net Sales                                                      $ 850,994              $897,492                $925,376
Cost of goods sold                                               796,935               837,452                 850,419
-----------------------------------------------------------------------------------------------------------------------
   Gross margin                                                   54,059                60,040                  74,957
Asset impairment and other charges                              <163,834>               <3,325>
Gain on timberlands sale                                                                13,518
Selling and administrative expenses                              <62,360>              <55,889>                <52,215>
-----------------------------------------------------------------------------------------------------------------------
Operating income <loss>                                         <172,135>               14,344                  22,742
Interest expense                                                 <49,102>              <50,321>                <49,920>
Other income, net                                                  1,630                 1,314                     555
-----------------------------------------------------------------------------------------------------------------------
Loss before income taxes and
   extraordinary item                                           <219,607>              <34,663>                <26,623>
Income tax benefit                                               <73,534>              <12,132>                <10,087>
-----------------------------------------------------------------------------------------------------------------------
Net loss before extraordinary item                              <146,073>              <22,531>                <16,536>
Extraordinary item, net of tax                                     4,964
-----------------------------------------------------------------------------------------------------------------------
Net loss                                                        <141,109>              <22,531>                <16,536>
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
(dollar amounts in thousands)                                  December 27, 1998           December 28, 1997
----------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalents                                               $   9,806                    $ 11,415
   Accounts receivable                                                        41,022                      40,787
   Inventories                                                               102,397                     104,117
   Prepaid expenses and other current assets                                   3,481                       7,399
   Deferred income taxes                                                      15,067                      14,480
----------------------------------------------------------------------------------------------------------------
      Total current assets                                                   171,773                     178,198
----------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                           434,075                     621,276
Other assets                                                                  43,839                      38,090
Unamortized debt issue costs                                                  11,808                      14,039
Due from Parent                                                               10,698
Intangibles, net                                                              27,852                      28,977
----------------------------------------------------------------------------------------------------------------
       Total Assets                                                        $ 700,045                    $880,580
----------------------------------------------------------------------------------------------------------------

Liabilities and Equity (Deficit)
Current Liabilities:
  Accounts payable                                                         $  40,916                    $ 54,181
  Accrued liabilities                                                         75,268                      80,358
  Current portion of long-term debt                                            1,000                       1,000
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                                             117,184                     135,539
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                               459,249                     430,878
Accrued postretirement benefits other than pensions                          100,736                     102,397
Other long-term liabilities                                                   33,596                      12,732
Deferred income taxes                                                         16,406                      88,427
----------------------------------------------------------------------------------------------------------------
      Total Liabilities                                                      727,171                     769,973
----------------------------------------------------------------------------------------------------------------
Shareholder's Equity (Deficit):
  Preferred Stock, no par value:
      Authorized  5,000 shares;
      Issued and outstanding   None
  Common Stock, no par value:
     Authorized - 5,000 shares;
     1 share issued and outstanding at December 27,
       1998, and December 28, 1997                                           137,751                     132,698
  Other Cumulative Comprehensive Income <Loss>:
     Minimum pension liability                                                <2,231>                       <330>
     Cumulative foreign currency translation
          adjustment                                                           1,562                       1,338
  Retained deficit                                                          <164,208>                    <23,099>
----------------------------------------------------------------------------------------------------------------
Total Equity (Deficit)                                                       <27,126>                    110,607
----------------------------------------------------------------------------------------------------------------
     Total Liabilities and Equity (Deficit)                                $ 700,045                    $880,580
----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                           52 Weeks             52 Weeks             52 Weeks
                                                              Ended                Ended                Ended
                                                           December 27,         December 28,         December 29,
(amounts in thousands)                                         1998                 1997                 1996
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities:
    Net loss                                                     (141,109)            $(22,531)            $(16,536)
    Items not affecting cash:
      Depreciation and cost of timber harvested                    84,851               83,373               79,252
      Amortization of goodwill and other intangibles                1,125                1,124                1,125
      Deferred income tax benefit                                 (75,690)             (14,711)              (3,405)
      Gain on sale of timberlands                                                      (13,518)
      Asset impairment and other charges                          163,834                3,325
      Other, net                                                    9,313                 6,100                4,461
      Extraordinary gain, pre-tax                                  (8,046)
    Change in current assets and liabilities:
       Accounts receivable (includes $43,000
          sold in 1996)                                              (235)              15,217               49,676
       Inventories                                                    220               (6,142)               3,344
       Other current assets                                         3,330                7,532               (9,948)
       Accounts payable                                           (12,286)               1,493               (4,958)
       Other current liabilities                                   (5,090)              (3,887)                 523
    Other, net                                                     (6,113)              (3,550)               1,403
---------------------------------------------------------------------------------------------------------------------
        Cash provided by operating activities                      14,104               53,825              104,937
---------------------------------------------------------------------------------------------------------------------
 Cash provided by (used for) investing activities:
   Expenditures for property, plant and equipment                 (42,056)             (59,309)             (80,914)
   Proceeds from sale of property, plant and
      equipment                                                       489               36,740                   71
   Other, net                                                      (2,321)               1,735                 (232)
---------------------------------------------------------------------------------------------------------------------
         Cash used for investing activities                       (43,888)             (20,834)             (81,075)
---------------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Repayments of Term Loans                                         (1,825)             (46,712)             (52,538)
  Proceeds from draw down of Revolving Credit                     126,000              122,000              191,000
  Repayments of Revolving Credit                                  (96,000)            (102,000)            (176,000)
  Proceeds from issuance of Industrial Revenue
    Bonds, less underwriting costs                                                       4,701               12,100
  Payments of other long-term debt                                                        (740)              (2,584)
---------------------------------------------------------------------------------------------------------------------
   Cash provided by (used for) financing activities                28,175              (22,751)             (28,022)
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   (1,609)              10,240               (4,160)
Cash and cash equivalents, beginning of year                       11,415                1,175                5,335
--------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents, end of year                       $   9,806            $  11,415            $   1,175
--------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                    Foreign
                                                  Common                             Minimum       Currency       Retained
                                                  Stock            Comprehensive     Pension      Translation     Earnings
(amounts in thousands)                   Shares          Amounts       Loss         Liability      Adjustment     (Deficit)
---------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995                   1          $125,537                      <5,611>         <1,348>    $  15,968
Net loss                                                               $<16,536>                                  <16,536>
Foreign currency translation adjustment                                   4,713                       4,713
Minimum pension liability adjustment                                      4,719       4,719
                                                                       --------
Comprehensive loss                                                     $ <7,104>
                                                                       ========
ESOP and restricted stock activity, net                   3,521
---------------------------------------------------------------------------------------------------------------------------
Balance December 29, 1996                   1           129,058                        <892>          3,365          <568>
Net loss                                                               $<22,531>                                  <22,531>
Foreign currency translation adjusment                                   <2,027>                     <2,027>
Minimum pension liability adjustment                                        562         562
                                                                       --------
Comprehensive loss                                                     $<23,996>
                                                                       ========
ESOP and restricted stock                                 3,640
Balance December 28, 1997                   1           132,698                        <330>          1,338       <23,099>
Net loss                                                               <141,109>                                 <141,109>
Foreign currency translation adjustment                                     224                         224
Minimum pension liability adjustment                                     <1,901>     <1,901>
                                                                      ---------
 Comprehensive loss                                                    <142,786>
                                                                       ========
ESOP and restricted stock activity net                    5,053
-------------------------------------------------------------------------------------------------------------------------
Balance December 27, 1998                   1          $137,751                      <2,231>        $ 1,562      <164,208>
--------------------------------------------------------------------------------------------------------------------------

Note 1
Organization and Operations

Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper") is a wholly owned subsidiary of Crown Vantage Inc. (the "Parent" or "Crown Vantage") and is a major producer of value-added paper products for a diverse array of end-uses. The Company's two segments and corresponding principal product categories are
(i) printing and publishing papers, for applications such as special interest magazines, books, custom business forms and corporate communications and promotions (e.g. annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates. The Company operates 10 facilities using 30 diverse paper machines with sales primarily in North America. Crown Vantage became an independent company when it was spun off from James River Corporation of Virginia, now known as Fort James Corporation ("Fort James" or "James River"). The spin-off and initial capitalization are referred to as the "Spin-Off."


On December 27, 1998, the Company employed approximately 3,550 individuals of which approximately 1/4 were salaried and 3/4 were hourly. All of the Company's domestic hourly employees are represented under various collectively bargained union contracts. Hourly personnel at the Company's two mills in Scotland are covered by an ongoing national agreement that addresses working conditions, safety, and annual wage increases. Collective bargaining agreements at the Company's Parchment, Mich.; Adams, Mass., and Richmond, Va., facilities, which cover approximately 17.7% of the Company's hourly employees, expire before January 2000. The Company plans to renegotiate the above contracts before they expire.

The Company believes that its broad manufacturing capabilities allow it to offer a wider range of products and basis weights than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the sectors in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and because there are fewer substitutes for these products. Like its competitors, the Company is subject to a number of risks, including the cyclical nature of the industry and the high degree of competition in the industry. In addition, the Company is highly leveraged as a result of its initial capitalization.

Note 2
Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation
The consolidated financial statements of the Company include the accounts of Crown Paper, and Crown Paper's consolidated subsidiaries. Significant intercompany balances and transactions have been eliminated.

The accompanying financial statements include the consolidated results of operations, assets and liabilities of the Company for the 52 weeks ended December 27, 1998, and December 28, 1997. The accompanying financial statements also include the consolidated results of operations of the Company for the 52 weeks ended December 29, 1996. The Company's fiscal year includes the 52 or 53 weeks ending on the last Sunday in December.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost, less accumulated depreciation, including related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for improvements that increase asset values or extend useful lives are capitalized. Maintenance and repair costs are expensed as incurred. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, which range from 20 to 45 years for buildings and 5 to 20 years for machinery and equipment. For income tax purposes, depreciation is calculated using accelerated methods.

The Company assesses the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets are estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to estimate useful lives of its long-lived assets, future production volumes and costs, future sales volumes, demand for the Company's product mix and prices that reflect the use of its long-lived assets and market conditions. Based on this assessment, the Company recorded a $146.9 million charge during the fourth quarter of 1998 to write down impaired assets. These assets were primarily at the Berlin-Gorham, N.H., pulp and paper mills and were written down to the present value of their estimated future cash-flows as a measure of fair value (see "Note 11"). Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's estimate of future cash flows could change from current estimates which could result in recognizing, in future periods, additional material impairment losses on its long-lived assets at Berlin-Gorham or other facilities.

Unamortized Debt Issue Costs
Debt issue costs, incurred primarily at the Spin-Off, are deferred and charged to interest expense over the life of the underlying indebtedness.

Goodwill
The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill and amortized over 40 years. Goodwill (included in intangibles), which relates to the St. Francisville, La., mill, totaled $40.1 million at December 27, 1998, and December 28, 1997, and is presented net of accumulated amortization of $13.2 million at December 27, 1998, and $12.2 million at December 28, 1997. The recoverability of goodwill has been evaluated to determine whether current events or circumstances warrant adjustments to the carrying value. As of December 27, 1998, and December 28, 1997, management believes that no significant impairment of goodwill was indicated.

Landfill Closure and Post-Closure Costs
The Company accrues for landfill closure and post-closure costs over the periods that benefit from the use of the landfills. Management regularly reviews the adequacy of cost estimates and adjusts the accrued amounts as necessary.

Income Taxes
No provision is made for U.S. federal income taxes on $10.5 million of undistributed earnings of the Company's foreign subsidiaries as such earnings are considered indefinitely reinvested.

Foreign Currency Translation
The accounts of foreign subsidiaries of the Company are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated as a separate component of Shareholders' Equity. Gains and losses from foreign currency transactions are included in cost of sales and were less than $.1 million for each of the years presented.

Selected Sales Information
During 1998, 1997, and 1996 export sales to foreign markets from the Company's domestic operations represented less than 10% of the Company's net sales for that year. Net sales from the Company's two Scottish facilities were 7.7% for 1998, 7.6% for 1997 and 7.4% for 1996. No single customer accounted for more than 10% of net sales during 1998, 1997, or 1996.

Due From Parent
As part of the Spin-Off, Crown Vantage issued 11.45% Pay-In-Kind Notes due 2007 to James River. On September 28, 1998 Crown Vantage and Crown Paper Co. settled with Fort James a variety of claims that had arisen between the companies. The settlement resulted in the delivery of $8.1 million of PIK Notes to Crown Paper Co. from Fort James and an extraordinary gain of $5.0 million that is net of
$3.1 million in taxes.   Also included in "Due from Parent" are $2.4 million of
expenses paid by Crown Paper in behalf of Crown Vantage, primarily for consent and investment banking fees associated with the settlement and accrued interest of $.2 million on the PIK Notes due to Crown Paper.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications
Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

Note 3
Sale of Accounts Receivable

The Company entered into a five-year agreement expiring in 2000 with certain banks, which provides for the sale of undivided interests (up to $60 million) in a revolving pool of trade accounts receivable. During 1996, the Company sold a total of $43 million of undivided interests. Proceeds from the sales, which are reported as operating cash flows in the consolidated statement of cash flows, were used to prepay $43 million of long-term debt. As collections reduce accounts receivable included in the pool, the Company sells undivided interests in new receivables in order to bring the amount sold up to the amount permitted. The amount sold as of December 27, 1998 is $39.7 million and $43 million as of December 28, 1997 and December 29, 1996.

The proceeds from sales are less than the face amount of the undivided interests in accounts receivable sold and this discount ($2.7 million in 1998, $2.8 million in 1997 and $1.6 million in 1996) is included in selling and administrative expenses in the consolidated statement of operations.

Note 4
Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if customers failed completely to perform as contracted. Concentrations of credit risk that arise from financial instruments exist for groups of customers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have any significant concentration of credit risk.

Accounts receivable at the Company's facilities in Scotland totaled $18.5 million on December 27, 1998 and $18.3 million on December 28, 1997. There were no other significant concentrations of foreign credit risk on December 27, 1998, or December 28, 1997.

Note 5
Supplemental Balance Sheet Information

-------------------------------------------------------------------------------------------------------------
Inventories
(amounts in thousands)                                                      1998                          1997
--------------------------------------------------------------------------------------------------------------
Raw Materials                                                            $ 24,716                     $ 27,911
Work-in-process                                                             6,757                        7,038
Finished goods                                                             46,469                       45,936
Stores and supplies                                                        34,142                       35,569
--------------------------------------------------------------------------------------------------------------
                                                                          112,084                      116,454
Last-in, first-out reserve                                                 (9,687)                     (12,337)
--------------------------------------------------------------------------------------------------------------
Total Inventories                                                        $102,397                     $104,117
--------------------------------------------------------------------------------------------------------------
Valued at lower of cost or market:
Last-in, first-out                                                       $ 57,072                     $ 56,402
First-in, first-out                                                        45,325                       47,715
--------------------------------------------------------------------------------------------------------------
Total inventories                                                        $102,397                     $104,117
--------------------------------------------------------------------------------------------------------------


Property, Plant and Equipment
(amounts in thousands)                                                    1998                          1997
----------------------------------------------------------------------------------------------------------------
Land and improvements                                                  $   33,968                    $   39,955
Buildings                                                                 135,344                       143,399
Machinery and equipment                                                   999,448                     1,043,162
Construction in progress                                                   14,892                        16,100
--------------------------------------------------------------------------------------------------------------
                                                                        1,183,652                     1,242,616
Accumulated depreciation                                                 (756,019)                     (627,891)
--------------------------------------------------------------------------------------------------------------
                                                                          427,633                       614,725
Timber, net                                                                 6,442                         6,551
--------------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                      $  434,075                    $  621,276
--------------------------------------------------------------------------------------------------------------


Accrued Liabilities
(amounts in thousands)                                                    1998                         1997
------------------------------------------------------------------------------------------------------------
Compensated absences                                                     $11,238                     $11,835
Employee insurance benefits                                               13,251                      15,267
Accrued post retirement benefits
  other than pensions, current portion                                     2,947                       3,004
Accrued interest                                                          11,410                      12,203
Taxes payable, other than income taxes                                    11,268                      10,083
Other accrued liabilities                                                 25,154                      27,966
-----------------------------------------------------------------------------------------------------------
Total accrued liabilities                                                $75,268                     $80,358
-------------------------------------------------------------------------------------------------------------

Note 6
Long-Term Debt
--------------------------------------------------------------------------------------------
Consolidated long-term debt consists of the following:
(amounts in thousands)                                            1998                 1997
--------------------------------------------------------------------------------------------
Bank Credit Facility:
  Revolving credit, average interest rate 8.57%
     in 1998 and 1997, due 2002                                $ 75,000             $ 45,000
  Term Loan B, average interest rate 9.19% in
     1998 and 9.14% in 1997, due 2003                            96,175               98,000
-------------------------------------------------------------------------------------------
                                                                171,175              143,000
11% Senior Subordinated Notes, due 2005                         250,000              250,000
Industrial Revenue Bonds, average interest rate
 7.55% in 1998 and 7.91% in 1997, payable to 2026
                                                                 39,074               38,878
--------------------------------------------------------------------------------------------
                                                                460,249              431,878
Less current portion                                              1,000                1,000
--------------------------------------------------------------------------------------------
                                                               $459,249             $430,878
--------------------------------------------------------------------------------------------

Maturities of long-term debt, excluding the revolver, for the next five years are: 1999 - $1.0 million; 2000 - $1.3 million; 2001 - $.8 million; 2002 - $47.0 million, and 2003 - $46.1 million. Cash paid for interest in 1998, 1997, and 1996 totaled $ 45.6 million, $46.0 million, and $45.8 million, respectively.

Under the Bank Credit Facility (the "Facility") the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $38.2 million has been issued at December 27, 1998). This revolving credit can be used for general corporate purposes, working capital needs, and permitted investments. At December 27, 1998, $75.0 million of the revolving credit was outstanding and $36.8 million of the aggregate line was available if needed. Borrowings under the Facility are subject to varying rates of interest that are indexed (at the Company's option) to a base rate (the higher of the Prime Rate or Federal Funds
Rate) or the London Interbank Offered Rate.

Principal and interest amounts on
the Term Loan are due in quarterly installments. In addition to those scheduled repayments, Crown Paper Co. is obligated to make prepayments equal to 75% of Excess Cash Flow (as defined in the underlying agreement). The Company did not generate Excess Cash Flow in 1998 or 1997. The Company is also required to make prepayments (in varying percentages of net proceeds) upon the occurrence of certain events that include, but are not limited to, proceeds received from any new debt or equity issuances, asset sales, and sales of accounts receivable. During 1997, the Company sold approximately 108,000 acres of timber-producing properties for approximately $36 million. Proceeds from the sale of the Company's timber properties were used to prepay Term Loan A. Also during 1997, the Company repaid the remaining $3.2 million balance of Term Loan A. During 1996, the Company prepaid $43 million on Term Loan A using proceeds obtained through the sale of certain accounts receivable.

In connection with the Facility, Crown Paper Co. is required to comply with certain financial covenants. During the fourth quarter of 1998 Crown Paper Co. amended its financial covenants and remained in compliance with the Facility. The Facility, as amended on February 26, 1999, requires Crown Paper Co. to maintain the following covenants for the fiscal year ended December 26, 1999:

                        1st Quarter             2nd Quarter             3rd Quarter        4th Quarter
                          1999                    1999                    1999              1999
                     ------------------     -----------------       ----------------   ------------------
 Minimum Cash Flow Ratio          .13:1                 .12:1                  .10:1                .11:1
 Interest Coverage Ratio         1.42:1                1.30:1                 1.09:1               1.17:1
 Adjusted Minimum Tangible Net
 Worth (in millions)             $ 75.0                $ 60.0                 $ 55.0               $ 47.5

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

The Senior Subordinated Notes (the "Notes") are unsecured and interest is payable semi-annually in March and September. The Notes are redeemable at the option of Crown Paper Co. on or after September 1, 2000 at a redemption price of 105.5%, which declines to par after September 1, 2003, and thereafter. In the event of a Change of Control (as defined in the underlying agreement) the holders of the Notes have the right to require Crown Paper Co. to purchase the Notes in cash at 101%. The Notes contain covenants, limitations and restrictions that in general are not more restrictive than those contained in the Facility.

Proceeds from the sale of industrial revenue bonds are used to finance eligible project costs, of which $1.3 million and $3.4 million are included in cash and cash equivalents at December 27, 1998, and December 28, 1997, respectively.

At December 27, 1998 and December 28, 1997, estimated fair values of the Company's long-term debt instruments were $430.2 million and $441.0 million, respectively. The fair values of the Company's long-term debt instruments are based on quoted market prices, estimated based on quoted market prices for similar issues or estimated by discounting expected cash flows at the rates currently available to the Company for debt having similar characteristics.

Note 7
Income Taxes

The Company recorded deferred tax benefits for the net operating losses of $13.7 million in 1998, $12.4 million in 1997, and $1.8 million in 1996. The Company has federal and state net operating loss carryforwards of approximately $35.4 million for 1998 that expire in 2018, $31.9 million for 1997 that expire in 2012 and $7.8 million for 1996 that expire in 2011. The Company made estimated tax payments of $.8 million in 1998, $.7 million in 1997 and $1.6 million in 1996, of which $1.2 million was recovered in 1997. The Company recorded an $11.4 million valuation allowance against the deferred tax assets as of December 27, 1998. This included a reduction of the deferred tax benefit of $10.6 million and the elimination of the tax assets associated with the minimum pension liability of $.8 million.

The components of loss before income taxes and extraordinary item were as follows:


------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                     1998               1997               1996
------------------------------------------------------------------------------------------------------------------------
Domestic                                                                 $(225,629)          $(40,441)          $(32,457)
Foreign                                                                      6,022              5,778              5,834
------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                 $(219,607)          $(34,663)          $(26,623)
------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit) consisted of the following:
------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                        1998               1997               1996
------------------------------------------------------------------------------------------------------------------------
Current:
 Federal                                                                                     $  ( 693)          $ (8,032)
 State                                                                   $     730              1,775               (644)
 Foreign                                                                     1,426              1,497              1,994
 -----------------------------------------------------------------------------------------------------------------------
  Total current income tax expense (benefit)                                 2,156              2,579             (6,682)
------------------------------------------------------------------------------------------------------------------------
Deferred:
 Federal                                                                   (78,054)           (13,353)            (3,353)
 State                                                                      (8,833)            (1,685)              (374)
 Valuation allowance                                                        10,527
 Foreign                                                                       670                327                322
-------------------------------------------------------------------------------------------------------------------------
  Total deferred income tax benefit                                        (75,690)           (14,711)            (3,405)
-------------------------------------------------------------------------------------------------------------------------
   Income tax benefit                                                    $ (73,534)          $(12,132)          $(10,087)
------------------------------------------------------------------------------------------------------------------------

Principal reasons for the differences between the federal statutory income tax rate on the loss before income taxes and extraordinary item, and the Company's effective tax rate were as follows:
------------------------------------------------------------------------------------------------------------------------
                                                                                      Percent of Pretax Loss
------------------------------------------------------------------------------------------------------------------------
                                                                              1998               1997               1996
------------------------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                                            (35.0)%            (35.0)%            (35.0)%
State income taxes, net of federal income tax effect                          (3.8)              (3.7)              (3.8)
Valuation allowance                                                            4.7
Amortization of goodwill                                                        .2                1.0                1.3
Other items, net                                                                .4                2.7                (.4)
------------------------------------------------------------------------------------------------------------------------
Effective income tax rates                                                   (33.5)%            (35.0)%            (37.9)%
------------------------------------------------------------------------------------------------------------------------


The income tax effects of temporary difference that gave rise to the net deferred tax assets and liabilities as of December 27, 1998 and December 28, 1997, were as follows:

------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                                       1998               1997
------------------------------------------------------------------------------------------------------------------------
Excess of book over tax basis of property, plant and equipment                           $ 66,039           $129,073
Pension benefits, net                                                                      15,407             13,943
Other items                                                                                 5,475              4,881
--------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                             86,921            147,897
--------------------------------------------------------------------------------------------------------------------
Postretirement benefits other than pensions                                               (40,229)           (40,874)
Accrued liabilities                                                                       (27,079)           (17,399)
Net operating loss carryforward                                                           (28,513)           (14,787)
Other items                                                                                (1,153)              (890)
---------------------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                                 (96,974)           (73,950)
---------------------------------------------------------------------------------------------------------------------
Valuation allowance                                                                        11,392
--------------------------------------------------------------------------------------------------------------------
Net deferred tax liability                                                               $  1,339           $ 73,947
--------------------------------------------------------------------------------------------------------------------

Note 8
Pension and Other Benefit Plans

In connection with the Spin-Off, the Company and James River entered into an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") whereby U.S. pension plans transferred to the Company and corresponding accumulated participant benefits were frozen (the "Frozen Plans"). New pension plans (the "New Plans") were then established by the Company that have terms substantially similar to the Frozen Plans. James River entered into an agreement with the PBGC providing that, if the PBGC institutes proceedings to terminate a Frozen Plan, James River may either assume sponsorship of the plan or will be responsible for all liabilities arising from the termination of the plan. James River's contingent obligation with respect to the Frozen Plans will generally end when there are no unfunded benefit obligations for the Frozen Plans. James River and the Company have entered into an agreement (the "Pension Funding Agreement") that establishes minimum funding requirements by the Company for the Frozen Plans that are at least equal to minimum funding requirements pursuant to
Section 412 of the Internal Revenue Code.

Post-retirement benefit plans ("Other Benefits") are provided for certain salaried and substantially all hourly employees. Salaried employees hired before January 1, 1993, generally become eligible for retiree medical benefits after reaching age 55 with 15 years of service or after reaching age 65. Under the salaried plan, post-age 65 eligible retirees are reimbursed for a portion of the cost of premiums of Medicare supplement insurance policies, based upon vested years of service. Post-age 65 salaried retirees are also reimbursed for certain prescription drug costs, less deductibles. Pre-age 65 eligible retirees are paid a stated percentage of covered medical expenses, less deductibles. Salaried employees hired after January 1, 1993 are not eligible for retiree medical benefits. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and collective bargaining unit. All of the Company's retiree medical plans are unfunded.

The consolidated financial statements include the present value of benefit obligations, related components of pension and other benefit costs, unrecognized net gains and plan assets that were derived from actuarial calculations.

Summary information on the Company's pension and other benefit plans is as follows:


                                                Pension Benefits             Other Benefits
                                               -----------------            ---------------
(amounts in thousands)                           1998        1997        1998           1997
                                                 ----        ----        ----           ----
Change in benefit obligation
Benefit obligation at beginning of year       $ 281,048    $244,531    $ 70,523          $ 79,323
Service cost                                      7,314       5,310       1,174             1,090
Interest cost                                    20,109      19,306       5,126             5,033
Amendment                                           268       1,570
Plan participants' contributions                  1,437       1,350         903               842
Actuarial (gain) loss                            13,750      25,006         415           (11,295)
Benefits paid                                   (16,615)    (16,025)     (5,240)           (4,470)
                                              ---------    --------    --------          --------
Benefit obligation at end of year             $ 307,311    $281,048    $ 72,901          $ 70,523
                                              =========    ========    ========          ========
Change in plan assets
Fair value of plan assets at beginning
of year                                       $ 337,134    $281,753
Actual return on plan assets                     22,124      66,399
Company contributions                             6,771       3,647
Plan participants' contributions                  1,437       1,350
Benefits paid                                  ( 16,615)    (16,025)
                                              ---------    --------
Fair value of plan assets at end of year      $ 350,851    $337,124
                                              =========    ========

Plan assets are invested primarily in domestic equity and fixed income mutual funds. The following table sets forth the funded status of the Company's pension plans and other benefit plans at December 27, 1998, and December 28, 1997:


-------------------------------------------------------------------------------------------------------------------------
                                            Pension Plans                  Other Benefits Plans
-------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                             1998                1997                1998                1997
-------------------------------------------------------------------------------------------------------------------------
Funded status (over/(under)funded)                   $ 43,540            $ 56,076           $ (72,901)          $ (70,523)
Unrecognized net gain                                  (8,365)            (24,851)            (20,631)            (22,777)
Unrecognized prior service
   cost (gain)                                         10,011              11,275             (10,151)            (12,101)
Unrecognized net transition (asset)
   liability                                               55            (  3,348)
Minimum pension liability                             ( 4,115)           (  2,184)
-------------------------------------------------------------------------------------------------------------------------
Net asset (liability)                                $ 41,126            $ 36,968           $(103,683)          $(105,401)
-------------------------------------------------------------------------------------------------------------------------

Amounts applicable to certain of the Company's pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets are as follows:

                                      1998       1997
                                      ----       ----
Projected benefit obligation         $21,981    $18,025
Accumulated benefit obligation        21,653     17,796
Fair value of plan assets             18,474     16,455

The components of the Company's net pension and other benefit costs, which include the Company's pension plan in Scotland, were as follows:

--------------------------------------------------------------------------------------------------------------
                                                         Pension Plans                  Other Benefit Plans
(amounts in thousands)                          1998        1997        1996        1998       1997       1996
---------------------------------------------------------------------------------------------------------------
Service cost                                  $  7,314    $  5,310    $  5,344    $ 1,174    $ 1,090    $ 1,582
Interest cost                                   20,109      19,305      19,055      5,126      5,033      5,919
Net investment income on plan assets           (27,511)    (69,794)    (27,088)
Net amortization                                   730      45,827       6,196     (3,352)    (3,886)    (1,965)
Contributions to multiemployer pension
   plans                                            19          53          52
---------------------------------------------------------------------------------------------------------------
Net benefit cost                              $    661    $    701    $  3,559    $ 2,948    $ 2,237    $ 5,536
---------------------------------------------------------------------------------------------------------------

Net amortization of pension and other benefit costs includes amortization of the net transition assets, net experience gains and losses, and prior service costs over 15 to 20 years. The actuarial assumptions used in determining net pension and other benefit costs and related pension and other benefit obligations were as follows:


---------------------------------------------------------------------------------------------------------------
                                               Pension Benefits                  Other Benefits
                                            1998              1997          1998                1997
---------------------------------------------------------------------------------------------------------------
Discount Rate                               7.0%              7.5%          7.0%                7.5%
Assumed rate of increase in
    compensation levels                     4.0%              4.0%
Expected long-term rate of return
    on plan assets                         10.0%             10.0%

Changes in actuarial assumptions for 1998 resulted in an increase to the net periodic pension and other benefit costs of $.6 million and the related accumulated benefit obligation of $5.6 million. The assumed health care cost trend rate used in measuring the accumulated benefit obligation for other benefits was 6.5% in 1998, declining by 0.5% per year through 2002 to an ultimate rate of 4.5%. The effect of a 1% change in the health care cost trend rate assumptions is as follows:

                                                     1% increase        1% decrease
                                                     -----------        -----------
Service and interest cost                              $     .8            $    .7
Accumulated postretirement benefit obligation          $    8.1            $   7.0

Other assets include net noncurrent pension assets of $43.8 million on December 27, 1998 and $38.0 million on December 28, 1997, exclusive of the additional minimum pension liabilities. The additional minimum pension liabilities of $4.1 million on December 27, 1998 and $2.2 million on December 28, 1997 were offset by intangible assets of $1.9 million and $1.7 million, respectively. The additional minimum pension liabilities were offset by charges to shareholders' equity on December 27, 1998 of $2.2 million, net of no deferred taxes due to the valuation allowance (see Note 7), and $.3 million, net of deferred taxes of $.2 million on December 28, 1997.

Note 9
Commitments and Contingent Liabilities

Leases
As of December 27, 1998, future minimum rental payments under noncancelable operating leases were as follows:

                                          Minimum
(amounts in thousands)                    Rentals
1999                                      $     5,750
2000                                            5,653
2001                                            5,292
2002                                            5,103
2003                                            4,353
Later years                                    10,716
                                          -----------
Total future minimum rentals                  $36,867
                                          ===========

Rent expense totaled $6.5 million in 1998, $6.6 million in 1997 and $6.7 million in 1996.

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

The Company has accrued $12.2 million at December 27, 1998 and $12.0 million at December 28, 1997 primarily for estimated landfill site restoration, post-closure and monitoring costs. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 6 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $.4 million at December 27, 1998 and $.6 million at December 28, 1997. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $40 million of capital expenditures may be required to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. The Company's 1998 environmental capital spending includes $3.6 million for compliance with the Cluster Rules. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by government agencies that is substantially different from the Company's interpretation, or other items.

Note 10
Employee Stock Ownership Plan

Currently the Company sponsors an Employee Stock Ownership Plan ("ESOP") that is available to substantially all employees of the Company. Participants may elect to contribute up to 16% of their compensation as pretax contributions under Internal Revenue Code 401(k). The Company will make matching contributions (up to a maximum of 6%) based on each participant's contribution. On December 27, 1998, 381,000 shares were authorized but not yet issued to the ESOP.

Prior to the fourth quarter of 1998, the ESOP was leveraged and was funded by loans from Crown Paper Co., with the proceeds used to purchase shares of the Company's Common Stock. One loan was repaid in 1997 and the other loan was repaid in 1998. Prior to the loans being paid off, the Company's annual contributions to the ESOP in the form of matching contributions was equal to the amount needed by the ESOP to make the principal and interest payments on the loan.

When the ESOP was leveraged, shares were pledged as collateral for this debt. As the debt was repaid, shares were released from collateral and allocated to employees who made 401(k) contributions that year, based on the proportion of debt service paid in the year. The shares pledged as collateral were reported as unearned ESOP shares in the consolidated balance sheet.

Compensation expense for the 401(k) match and the ESOP was $3.8 million in 1998 and $2.7 million in 1997.

The ESOP shares as of December 27, 1998, and December 28, 1997, were as follows:

------------------------------------------------------------------------------
                                              Number of Shares
                                                     1998                  1997
-------------------------------------------------------------------------------
Allocated shares                                  944,000               516,000
Shares released/issued for
   allocation                                                           101,000
Unearned shares                                                         327,000
-------------------------------------------------------------------------------
Total ESOP shares                                 944,000               944,000
-------------------------------------------------------------------------------
Fair value of unearned shares
at end of year                                   $    -0-            $2,534,000
-------------------------------------------------------------------------------

Note 11
Asset Impairment, Timberland Gain and Other Charges

During the fourth quarter of 1998, the Company determined that the estimated future cash flows for certain of its fixed assets (primarily at the Berlin and Gorham, N.H., pulp and paper mills) were insufficient to recover the net book value of those assets. Accordingly, the Company recorded an asset impairment charge of $146.9 million in the fourth quarter of 1998 to write down those assets. Also, the Company determined that the co-generation facility at the St. Francisville, La., mill no longer provides substantive use or benefit to the mill. Based on this assessment, the Company recorded a $16.9 million charge during the fourth quarter of 1998, which represents discounted net future lease payments.

During the fourth quarter of 1997, the Company sold approximately 108,000 acres of timber-producing properties for approximately $36 million and recognized a gain of $13.5 million.

During the fourth quarter of 1997, the Company closed its Newark, Del., facility and recorded a charge related to the closure of the mill in the fourth quarter of 1997 totaling $3.3 million.

Note 12
Work Force Reduction

During 1998, the Company accrued $3.0 million relating to the announced 5% work force reduction. The accrual is for anticipated expenses resulting from the work force reduction, primarily for severance and benefit payments to the approximately 230 affected employees. Both hourly and salaried employees from manufacturing, maintenance, and office staff were affected. As of December 27, 1998 approximately $1.6 million had been paid and the remainder will be paid during the first half of 1999.

Note 13
Segment Information

The Company is organized around two segments based primarily on similarities in products, the manufacturing process and customers.

-----------------------------------------------------------------------------------------------------------------------------
(amounts in millions)                                                1998                    1997                  1996
-----------------------------------------------------------------------------------------------------------------------------
Operating income (loss):
   Printing & Publishing Papers                                   $  (166.1)             $     1.0            $   11.6
   Specialty Papers                                                    (6.0)                  13.3                11.1
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                          $  (172.1)             $    14.3            $   22.7
-----------------------------------------------------------------------------------------------------------------------------
EBITDA:
   Printing & Publishing Papers                                   $     54.1             $    64.4            $   72.8
   Specialty Papers                                                     24.1                  34.6                30.9
   Other                                                                  .7                   1.0                  .4
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                           $    78.9              $  100.0            $  104.1
-----------------------------------------------------------------------------------------------------------------------------
Total assets:
   Printing & Publishing Papers                                    $    457.6             $  631.4            $  678.5
   Specialty Papers                                                     204.1                222.0               237.0
   Other                                                                 38.3                 27.2                30.1
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                           $   700.0              $  880.6            $  945.6
-----------------------------------------------------------------------------------------------------------------------------
Net sales:
   Printing & Publishing Papers                                    $   512.8              $   513.0           $  536.5
   Specialty Papers                                                    338.2                  384.5              388.9
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                           $    851.0             $   897.5           $  925.4
-----------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense:
   Printing & Publishing Papers                                    $     62.3             $    63.3           $    60.2
   Specialty Papers                                                      23.7                  21.2                20.2
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                           $     86.0             $    84.5           $    80.4
-----------------------------------------------------------------------------------------------------------------------------
Asset impairment, other charges, and timberland gain:
   Printing & Publishing Papers                                    $   (157.3)            $    10.2
   Specialty Papers                                                      (6.5)
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                           $   (163.8)            $    10.2
-----------------------------------------------------------------------------------------------------------------------------
Expenditures for property, plant and equipment:
   Printing & Publishing Papers                                    $     27.2             $    43.5           $    60.8
   Specialty Papers                                                      13.9                  13.0                16.0
   Other                                                                  1.0                   2.8                 4.1
-----------------------------------------------------------------------------------------------------------------------------
   Total                                                           $     42.1             $    59.3           $    80.9
-----------------------------------------------------------------------------------------------------------------------------

Both operating income (as used in the statement of operations) and EBITDA are used by the Company's chief operating decision makers to assess the performance of these segments. EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. 1998 EBITDA for Printing and Publishing Papers excludes the $145.2 million fixed asset write-down and the $12.1 million charge for future lease payments for the co-generation facility at the St. Francisville, La., mill. Specialty Papers' 1998 EBITDA excludes $1.7 million for the fixed asset write-down and the $4.8 million charge for future lease payments for the co-generation facility at the St. Francisville, La., mill. Printing and Publishing Papers' 1997 EBITDA includes a $13.5 million gain on sale of timberlands and a $3.3 million charge due to the closure of the Newark, Del. facility. "Other" consists primarily of corporate balances not allocated to segments such as prepaid pension assets, deferred income taxes, due from Parent and the balance sheet effect of certain financing arrangements. Other's revenue is interest income. The allocation of pension costs to the segments is actuarially determined. Corporate general and administrative expenses are allocated based on tons sold.

Note 14

Quarterly Financial Summary (unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                    First             Second             Third              Fourth
(amounts in thousands)             Quarter            Quarter           Quarter            Quarter              Year
---------------------------------------------------------------------------------------------------------------------------
1998
Net sales                              $221,806          $215,413           $211,768          $ 202,007           $ 850,994
Gross margin                              8,998            11,982             21,679             11,400              54,059
Net loss before
   extraordinary item                  <11,638>           <9,663>            <4,297>          <120,475>           <146,073>
Net loss                               <11,638>           <9,663>            <4,297>          <115,511>           <141,109>
---------------------------------------------------------------------------------------------------------------------------
1997
Net sales                              $228,641          $224,932           $226,808          $ 217,111           $ 897,492
Gross margin                             17,164            10,752             20,598             11,526              60,040
Net loss                                <7,364>           <8,524>            <4,189>            <2,454>            <22,531>
---------------------------------------------------------------------------------------------------------------------------

23