Form 10-Q
period 1999-03-28
CROWN PAPER CO
filed 1999-05-12
CIK 946820

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: March 28, 1999  Commission File Number: 33-93494

                                CROWN PAPER CO.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Virginia                                      54-1752385
     -------------------------------                    -------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


         300 Lakeside Drive, Oakland, CA                     94612-3592
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)


                                (510) 874-3400
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes     X          No_________
                                                  ---------

Number of shares of no par value common stock outstanding as of the close of business on
May 5, 1999:
              One (1) share, which is owned by Crown Vantage Inc.

                                     INDEX

                                CROWN PAPER CO.


PART I:    Financial Information

           Item 1.  Financial Statements

                  . Condensed Consolidated Balance Sheets - March 28, 1999 and
                    December 27, 1998.

                  . Condensed Consolidated Statements of Operations - First
                    quarter ended March 28, 1999 and March 29, 1998.

                  . Condensed Consolidated Statements of Cash Flows - Three
                    months ended March 28, 1999 and March 29, 1998.

                  . Notes to Condensed Consolidated Financial Statements.

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:   Other Information

           Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I -- FINANCIAL INFORMATION
------

ITEM 1 -- FINANCIAL STATEMENTS
------

                                CROWN PAPER CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

ASSETS                                                  March 28, 1999     December 27, 1998
                                                        --------------     -----------------
                                                         (Unaudited)
                                                         -----------
Current Assets:
  Cash and cash equivalents                              $     11,230        $      9,806
  Accounts receivable, net                                     41,442              41,022
  Inventories                                                  72,775             102,397
  Prepaid expenses and other current assets                     2,947               3,481
  Assets held for sale                                         45,000
  Deferred income taxes                                        12,142              15,067
                                                        -------------        ------------
       Total current assets                                   185,536             171,773
Property, plant and equipment, net                            378,664             434,075
Other assets                                                   41,452              43,839
Unamortized debt issue costs                                   11,250              11,808
Due from Parent                                                10,930              10,698
Intangibles, net                                               27,586              27,852
                                                        -------------        ------------
      Total Assets                                       $    655,418        $    700,045
                                                        =============        ============
LIABILITIES AND DEFICIT
Current Liabilities:
  Accounts payable                                       $     42,397        $     40,916
  Accrued liabilities                                          54,123              75,268
  Current portion of long-term debt                             1,000               1,000
                                                        -------------        ------------
     Total current liabilities                                 97,520             117,184
Long-term debt                                                483,006             459,249
Accrued postretirement benefits other than pensions            85,084             100,736
Other long-term liabilities                                    30,546              33,596
Deferred income taxes                                          13,806              16,406
                                                        -------------        ------------
     Total Liabilities                                        709,962             727,171
                                                        -------------        ------------
Shareholder's Equity (Deficit):
  Preferred Stock, no par value;
     Authorized - 500,000 shares;
     Issued and outstanding - None
  Common Stock, no par value;
     Authorized - 5,000 shares;
     1 Share issued and outstanding at
     March 28, 1999 and December 27, 1998                     138,601             137,751
  Other comprehensive Income (Loss):
  Minimum Pension Liability                                    <2,231>             <2,231>
  Cumulative foreign currency translation adjustment              297               1,562
  Retained deficit                                           <191,211>           <164,208>
                                                        -------------        ------------
                                                             <54,544>            <27,126>
                                                        -------------        ------------
Total Liabilities and Deficit                            $    655,418        $    700,045
                                                        =============        ============

See notes to condensed consolidated financial statements

                                CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the First Quarter (13 weeks)
                    Ended March 28, 1999 and March 29, 1998
                           (in thousands of dollars)

                                                                     First Quarter
                                                               -----------------------
                                                                 1999          1998
                                                               ---------    ----------
                                                                     (Unaudited)
Net sales                                                      $201,165     $  221,806
Cost of goods sold                                              193,043        212,808
                                                               ---------    -----------
Gross margin                                                      8,122          8,998
Selling and administrative expenses                             <15,424>       <14,786>
Property tax accrual reversal                                     8,957
Adjustment of assets held for sale to net realizable value      <16,175>
                                                               ---------    -----------
     Operating Loss                                             <14,520>        <5,788>
Interest expense                                                <12,426>       <12,163>
Other income, net                                                   375             47
                                                               ---------    -----------
     Loss before income taxes                                   <26,571>       <17,904>
Provision (benefit) for income taxes                                432         <6,266>
                                                               ---------    -----------
        NET LOSS                                               $<27,003>    $  <11,638>
                                                               =========    ===========

See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Months (13 weeks)
                    Ended March 28, 1999 and March 29, 1998
                           (in thousands of dollars)



                                                                              Three Months
                                                                      -----------------------------
                                                                          1999             1998
                                                                      -----------      ------------
                                                                               (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                                          $<27,003>        $<11,638>
     Items not affecting cash:
         Depreciation and cost of timber harvested                       16,236           21,202
         Amortization of goodwill and other intangibles                     281              281
         Other, net                                                       1,416            1,603
         Property tax accrual reversal                                   <8,957>
         Adjustment of assets held for sale to net realizable value      16,175
     Changes in current assets and liabilities:
         Accounts receivable                                               <420>          <4,863>
         Inventories                                                        703              311
         Other current assets                                               440            1,291
         Accounts payable                                                 1,481          <11,972>
         Other current liabilities                                      <12,596>          <9,718>
     Other, net                                                          <3,535>          <8,515>
                                                                      -----------      ------------
         Cash Used for Operating Activities                             <15,779>         <22,018>
                                                                      -----------      ------------

Cash Provided by (Used for) Investing Activities:
     Expenditures for property, plant and equipment                      <7,341>          <8,208>
     Other, net                                                             794              <70>
                                                                      -----------      ------------
         Cash Used for Investing Activities                              <6,547>          <8,278>
                                                                      -----------      ------------

Cash Provided by (Used for) Financing Activities:
     Proceeds from draw down of Revolving Credit                         60,000           42,000
     Repayments of Revolving Credit                                     <36,000>         <15,000>
     Repayments of Term Loans and other long-term debt                     <250>            <250>
                                                                      -----------      ------------
         Cash Provided by Financing Activities                           23,750           26,750
                                                                      -----------      ------------

Increase (decrease) in cash and cash equivalents                          1,424           <3,546>
Cash and cash equivalents at beginning of year                            9,806           11,415
                                                                      -----------      ------------
Cash and cash equivalents at end of period                             $ 11,230         $  7,869
                                                                      ===========      ============

See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1  --  ORGANIZATION AND BASIS OF PRESENTATION
------

     The accompanying unaudited condensed consolidated financial statements include the consolidated operations, assets and liabilities of Crown Paper Co., and Crown Paper Co.'s consolidated subsidiaries (The "Company"). The Company is a wholly owned subsidiary of Crown Vantage Inc. ("Crown Vantage" or the "Parent").

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 27, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ended December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 27, 1998.

NOTE 2  --  INCOME TAX
------

     The income tax benefit for the three months ended March 29, 1998 was provided based on the Company's estimated annual tax rate of 35.0%. The tax provision for March 28, 1999 is for certain non-income based state taxes and foreign taxes. The Company recorded a $9.7 million valuation allowance against the deferred tax assets reducing the tax benefit of the 1999 net operating loss to $0.

NOTE 3 -- LONG TERM DEBT
------

Consolidated long-term debt consists of the following:

                                                     March 28  December 27
                                                       1999        1998
                                                   ----------- ------------
                                                   (in thousands of dollars)
 Credit Facility:
  Revolving credit, due 2002                         $ 99,000     $ 75,000
  Term Loan B, due 2003                                95,925       96,175
                                                   ----------- ------------
                                                      194,925      171,175
 11% Senior Subordinated Notes, due 2005              250,000      250,000
 Industrial Revenue Bonds, payable to 2026             39,081       39,074
                                                   ----------- ------------
                                                      484,006      460,249
 Less current portion                                   1,000        1,000
                                                   ----------- ------------
                                                     $483,006     $459,249
                                                   =========== ============

     Maturities of long-term debt, excluding the revolving credit, for the next five fiscal year-ends are: 1999 - $1.0 million; 2000 - $1.3 million; 2001 - $.8 million; 2002 - $47.0 million and 2003 - $46.1 million.

NOTE 4 -- INVENTORIES
------

                                                                March 28, 1999  December 27, 1998
                                                                --------------  -----------------
                                                                     (in thousands of dollars)
Raw materials                                                     $  20,187         $   24,716
Work in process                                                       5,102              6,757
Finished goods                                                       34,537             46,469
Stores and supplies                                                  21,717             34,142
                                                                --------------  -----------------
                                                                     81,543            112,084
Reduction to state inventories at last-in, first-out cost            <8,768>            <9,687>
                                                                --------------  -----------------
                                                                  $  72,775         $ $102,397
                                                                ==============  =================

NOTE 5  --  LITIGATION AND ENVIRONMENTAL MATTERS
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

     The Company has accrued $12.2 million at March 28, 1999 and December 27, 1998 primarily for estimated landfill site restoration, post-closure and monitoring costs. The $12.2 million liability includes $2.7 million and $2.4 million at March 28, 1999 and December 27, 1998, respectively, which represents estimated liabilities at Berlin-Gorham that are included in the net assets held for sale (see Note 9). In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 6 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $.4 million at March 28, 1999 and December 27, 1998. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

     The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $40 million of capital expenditures (including approximately $12.9 million at Berlin-Gorham) may be required to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. The Company's 1999 environmental capital spending includes $1.3 million and the Company has spent since inception to date $4.9 million for compliance with the Cluster Rules. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by government agencies that is substantially different from the Company's interpretation, or other items.

NOTE 6 -- ASSET IMPAIRMENT ANALYSIS
------

   The Company assesses the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets are estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to estimate useful lives of its long-lived assets, future production volumes and costs, future sales volumes, demand for the Company's product mix and prices that reflect the use of its long-lived assets and market conditions. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's estimate of future cash flows could change from current estimates which could result in recognizing, in future periods, impairment losses on its long-lived assets.

NOTE 7 -- COMPREHENSIVE INCOME
------

   Comprehensive income for the Company consists of net income, foreign currency translation adjustments and minimum pension liability adjustments. During the first quarter of 1999 and 1998, the Company's total comprehensive loss was $28.3 million and $11.1 million, respectively.

NOTE 8 -- SETTLEMENT OF BERLIN PROPERTY TAX CASE
------

   On February 1, 1999, the Company finalized an agreement with the City of Berlin, N.H., concerning assessed values and taxability of factory machinery. Over the next three years the agreement significantly reduces the assessed value from recent valuations of the Company's Berlin pulp mill. The Company reversed a property tax accrual, which was accrued at the higher assessed values, of approximately $9 million in the first quarter of 1999, which relates to amounts over accrued for previous tax years.

NOTE 9 -- BERLIN-GORHAM SALE
------

   In March 1999, the Company reached an agreement with American Tissue Company ("ATC") for the sale of the Berlin-Gorham pulp and paper mills ("Berlin-Gorham"). Management expects to consummate the sale during the second quarter of 1999. In connection with the Company 's decision to sell Berlin-Gorham, a charge for $16.2 million was taken in the first quarter of 1999 to write down Berlin-Gorham's net assets to their estimated net realizable value. The write down consisted of the following elements:

(amounts in millions)
Fixed asset write-down                                   $16.5
Transaction costs                                          2.5
Loss on curtailment of pension plans                       3.4
Gain on curtailment/settlement of other benefit plans    <6.2>
                                                         -----
   Total Charge                                          $16.2
                                                         =====

   Berlin-Gorham had an operating loss for the first quarter of 1999 of $9.7 million and an operating loss for the first quarter of 1998 of $8.0 million. The operating loss in the first quarter of 1999 included the reversal of a property tax accrual of $9.0 million and the $16.2 million charge detailed above. The next asset held for sale of $45 million consists of the estimated net realizable value of the assets to be sold to ATC and estimated liabilities being assumed by ATC.

NOTE 10 -- SEGMENT INFORMATION
-------

     The Company is organized around two segments based primarily on similarities in products, the manufacturing process and customers.


                                                                      First Quarter
------------------------------------------------------------------------------------------------
(amounts in millions)                                            1999                1998
------------------------------------------------------------------------------------------------
Operating income (loss):
   Printing & Publishing Papers                                  $<10.5>              $ <6.0>
   Specialty Papers                                                <4.0>                  .2
------------------------------------------------------------------------------------------------
   Total                                                         $<14.5>              $ <5.8>
------------------------------------------------------------------------------------------------
EBITDA:
   Printing & Publishing Papers                                  $  8.1               $ 10.4
   Specialty Papers                                                 1.3                  5.3
------------------------------------------------------------------------------------------------
   Total                                                         $  9.4               $ 15.7
------------------------------------------------------------------------------------------------
Net sales:
   Printing & Publishing Papers                                  $119.3               $131.7
   Specialty Papers                                                81.9                 90.1
------------------------------------------------------------------------------------------------
   Total                                                         $201.2               $221.8
------------------------------------------------------------------------------------------------

     First quarter 1999 operating results for Printing and Publishing Papers include a $16.2 million charge for the adjustment of Berlin-Gorham to its net realizable value (Note 9) and a $9.0 million property tax accrual reversal (Note
8). EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. First quarter 1999 EBITDA for Printing and Publishing Papers excludes the effect of the $16.2 million charge and $9 million property tax accrual reversal. Total assets for Printing and Publishing Papers decreased by approximately $34 million during the first quarter of 1999 compared to December 27, 1998. The decrease in total assets of Printing and Publishing Papers is primarily due to the $16.2 million charge discussed above, depreciation expense exceeding capital spending and the reclassification of certain liabilities to net assets held for sale. Specialty Papers' total assets increased by approximately $7 million during the first quarter of 1999 primarily due to changes in working capital.

ITEM 2  --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
------
FINANCIAL CONDITION

     Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper") is a major producer and marketer of value-added paper products for a diverse array of end-uses. The Company is a wholly owned subsidiary of Crown Vantage Inc. (the "Parent" or "Crown Vantage"). The Company operates in two segments: printing and publishing papers and specialty papers. Printing and publishing papers are primarily for applications such as special interest magazines, catalogs, books, custom business forms, corporate communications and promotions (e.g. annual reports and stationery) and other graphics applications. Specialty papers are principally for food and retail packaging applications and conversion into such items as coffee filters, labels, cups and plates.

     The Company operates 10 facilities using 31 paper machines, and its paper production is approximately 75% integrated with the Company's pulp operations. The Company's two largest facilities are integrated operations located in St. Francisville, La., and Berlin and Gorham, N.H. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. During the first quarter of 1999, the Company announced the intended sale of its Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") for $45 million. As a result of this announced sale, which is expected to be completed during the second quarter of 1999, the Company recorded estimated charge for $16.2 million to adjust the Berlin-Gorham net assets to their estimated net realizable value. Net proceeds from the sale of Berlin-Gorham will be used to fund certain related liabilities and pay down debt. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Mass.; Ypsilanti, Mich., and Dalmore and Guardbridge, Scotland. The Company's specialty papers are produced primarily at non-integrated specialty packaging papers facilities in Port Huron and Parchment, Mich., and Milford, N.J., and on the two uncoated specialty converting papers machines at St. Francisville. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Va., that produces coated paper and board for graphics and packaging uses.

RESULTS OF OPERATIONS
---------------------

     The Company's net sales for each business segment are as follows:

                                       Net Sales and Tonnage by Segment
                                          for the Three Months Ended
                                       March 28, 1999          March 29, 1998
                                  ------------------------  -------------------
                                     Tons         Sales       Tons     Sales
                                  ----------  ------------  -------- ----------
                                       (thousands)           (thousands)
Printing and Publishing Papers
      Coated groundwood             70,886      $ 50,459      71,293   $ 58,439
      Uncoated                      64,647        54,009      63,413     60,149
      Other                         30,230        14,754      23,868     13,134
Specialty Papers                    82,416        81,943      82,740     90,084
                                  ----------  ------------  -------- ----------
                                   248,179      $201,165     241,314   $221,806
                                  ==========  ============  ======== ==========

NET SALES

     The Company's net sales declined 9.3% for the three months ended March 28, 1999 compared to the same period in 1998. The decrease is due to a decline in average price per ton of 11.8% from the first quarter of 1999 compared to the first quarter of 1998. The decline in average price per ton was partially offset by a 2.8% increase in tons sold.

    Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the three-month period ended March 28, 1999 were $50.5 million, a decrease of 13.7% compared to the same period in 1998. Sales volume was virtually the same for the first three months of 1999 compared to the same period in 1998, while average net sales price per ton decreased 13.2% from the first quarter of 1998 to the first quarter of 1999.

    Net sales of uncoated printing and publishing papers in the first quarter of 1999 decreased 10.2% to $54.0 million from the first quarter of 1998. The decrease from first quarter 1999 to first quarter 1998 is primarily due to an average sales price per ton decrease of 11.9% that was partially offset by a 1.9% increase in tons sold.

    Other products reported within printing and publishing papers included the Company's toweling, pulp and cast-coating operations. Net sales of other products increased $1.6 million primarily due to an increase in tons sold of toweling and pulp. This was partially offset by a decrease in average net sales price per ton of approximately 11.4% primarily due to declines in toweling and pulp pricing during the periods compared.

    Specialty papers' net sales totaled $81.9 million during the first three months of 1999, an $8.1 million decline from the same period in 1998. The 9.0.% decrease in net sales is primarily the result of an 8.7% decrease in average net sales price per ton during the three months ended March 28, 1999 compared to the three months ended March 29, 1998.

Operating Income (Loss) for each business segment is as follows:

                                      Operating Income (Loss) by Segment
                                             for the Quarter Ended
                                      ----------------------------------
                                       March 28, 1999    March 29, 1998
                                      ---------------    ---------------
                                                  (Thousands)
Printing and Publishing Papers           $<10,488>            $<5,974>
Specialty Papers                           <4,032>                186
                                      ---------------    ---------------
                                         $<14,520>            $<5,788>
                                      ===============    ===============

OPERATING INCOME

          The Company had an operating loss of $14.5 million for the three months ended March 28, 1999 compared to a $5.8 million loss for the same period in 1998. The decline in operating profit is primarily due to a charge of $16.2 million that adjusts Berlin-Gorham's net book value to its estimated net realizable value. This charge was partially offset by a $9 million reversal of a property tax accrual that resulted from the settlement of an ongoing dispute with the City of Berlin. Also impacting operating results was an adverse price variance of $27.0 million in the first quarter of 1999 compared to the first quarter of 1998, discussed above, that was partially offset by favorable cost and volume variances of $26.0 million.

          Operating results for printing and publishing papers decreased to a $10.5 million loss during the first three months of 1999 compared to an operating loss of $6.0 million for the same period in 1998. The decline in operating results is primarily due to the Berlin-Gorham charge of $16.2 million that was partially offset by the $9 million property tax accrual reversal. Operating results during the first quarter of 1999 benefited from a favorable cost variance of $18.2 million and the increase in tons sold discussed above. These were partially offset by an unfavorable price variance of $18.5 million that was discussed above. The reduced costs were primarily due to lower depreciation expense as a result of the 1998 asset impairment charge, reduced compensation due to the 1998 workforce reduction, lower wood and pulp costs and improved operating efficiencies.

          Specialty papers operating results decreased $4.2 million to an operating loss of $4.0 million for the first three months of 1999 compared to an operating profit of $.2 million for the first three months of 1998. The decrease in operating income is primarily attributable to an 8.7% decrease in average net sales price per ton discussed above. The decline in prices was partially offset by favorable cost improvements primarily from lower pulp costs, improved mill efficiencies and other cost saving initiatives.

          Selling and administrative expenses increased $.6 million for the first quarter of 1999 compared to the same period in 1998. The increase is primarily due to an increase in Year 2000 compliance expenditures of $.8 million during the first quarter of 1999 over the first quarter of 1998.

INTEREST EXPENSE
----------------

          Interest expense for the three-month period of 1999 and 1998 was $12.4 million and $12.2 million, respectively.

LIQUIDITY AND SOURCES OF CAPITAL
--------------------------------

          In connection with a spin-off in August of 1995, the Company obtained $250 million in financing through a public offering of Senior Subordinated Notes and $253 million initial borrowings under a $350 million credit facility (collectively, the "Financing"). The net proceeds from the Financing were paid to James River Corporation of Virginia, now known as Fort James Corporation ("Fort James"), together with $100 million Senior Pay-in-Kind Notes issued by the Parent as a return of James River's capital investment (The "Spin-Off").

          Under the credit facility, the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $38.8 million has been used at March 28, 1999) and can be used for general corporate purposes, working capital needs and permitted investments. At March 28, 1999, $99 million of the revolving credit was outstanding and $12.2 million of the aggregate line was available if needed.

          Cash flows used by operating activities were $15.8 million for the three months ended March 28, 1999 compared to $22.0 million for the three months ended March 29, 1998. The improvement in operating cash flows is mainly attributable to fluctuations in working capital that were partially offset by lower gross margins in 1999 (after adjusting for depreciation). Earnings before interest, taxes, depreciation and amortization (EBITDA), the Berlin-Gorham charge and property tax accrual reversal were $9.4 million for the first three months of 1999 as compared to $15.7 million for the comparable period in 1998.

          The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the three months ended March 28, 1999 were $7.3 million compared to $8.2 million in the same period in 1998. 1999 and 1998 expenditures primarily represented capital maintenance projects that are substantially focused on projects with the quickest returns on investment. The Company's capital spending plan for 1999 is approximately $40 million, which includes approximately $6 million for Berlin-Gorham. These capital expenditures are primarily for capital maintenance projects and are expected to be financed by cash flows from operations and available financing sources.

SETTLEMENT OF BERLIN PROPERTY TAX CASE
--------------------------------------

     On February 1, 1999, the Company finalized an agreement with the City of Berlin, N.H., concerning assessed values and taxability of factory machinery. Over the next three years the agreement significantly reduces the assessed value from recent valuations of the Company's Berlin pulp mill. The Company reversed a property tax accrual, which was accrued at the higher assessed values, of approximately $9 million in the first quarter of 1999, which relates to amounts over accrued for previous tax years.

BERLIN-GORHAM SALE
-------------------

     In connection with the Company's decision to sell Berlin-Gorham, a charge for $16.2 million was recorded in the first quarter of 1999 to write down Berlin-Gorham's net assets to their estimated net realizable value. The write down consisted of the following elements:

(amounts in millions)
Fixed asset write-down                                   $16.5
Transaction costs                                          2.5
Loss on curtailment of pension plans                       3.4
Gain on curtailment/settlement of other benefit plans    <6.2>
                                                         -----
   Total Charge                                          $16.2
                                                         =====

     Berlin-Gorham had an operating loss for the first quarter of 1999 of $9.7 million and an operating loss for the first quarter of 1998 of $8.0 million. The operating loss in the first quarter of 1999 included the reversal of a property tax accrual of $9.0 million and the $16.2 million charge detailed above. The net asset held for sale of $45 million consists of the estimated net realizable value of the assets to be sold to ATC and estimated liabilities being assumed by ATC. While the Company believes that the sale will be completed in the second quarter of 1999, there are several contingencies and uncertainties that normally exist with transactions of this type. These contingencies and uncertainties include, but are not limited to, ATC successfully raising the capital to complete the transaction and the Company obtaining the necessary consents from its credit facility lenders.

YEAR 2000
---------

     The Year 2000 issue concerns the potential inability of computer applications, information technology systems, and certain software-based "embedded" control systems to properly recognize and process date-sensitive information as the Year 2000 approaches and beyond. The Company could suffer material adverse impacts on its operations and financial results if the applications and systems used by the Company, or by third parties with whom the Company does business, do not accurately or adequately process or manage dates or other information as a result of the Year 2000 issue.

     The Company has completed a review of its financial accounting system for purposes of evaluating the Year 2000 issue. The Company's software provider has indicated that it will certify this financial accounting system as Year 2000-compliant upon completion of the next scheduled upgrade. This upgrade, including independent testing performed by the Company, will be completed in the second quarter of 1999. There can be no assurance that all Year 2000 issues in this software will be adequately resolved by this or other future software releases.

     The Company also uses a variety of other software applications, business information systems, accounting subsystems, process control systems and related software, communication devices, and networking and other operating systems.
The Company has completed its inventory of all such systems and is currently in the process of testing, upgrading, replacing, or otherwise modifying these systems to adequately address the Year 2000 issue. The Company believes it will be able to timely modify or replace its affected systems to prevent any material detrimental effects on operations and financial results. The Company anticipates this effort will continue, with appropriate testing, remediation and/or replacement taking place during the first half of 1999. The Company has completed approximately 90% of this effort through the first quarter of 1999. Possible risks of this process include but are not limited to the ability of the Company's personnel and outside vendors to adequately and timely identify and resolve all critical Year 2000 issues, and the Company's ability to secure additional Year 2000 expertise during this time of high demand if an unanticipated material problem requires skills the Company or its third party vendors currently do not possess. The Company can give no assurance that all critical Year 2000 issues will be resolved in a timely manner or that potentially unresolved issues would not have a material adverse impact on the results of operations.

     The Company has certain key relationships with customers, vendors and outside service providers. Failure by the Company's key customers, vendors and outside service providers to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company is currently assessing the Year 2000 readiness of these key customers, vendors and outside service providers and, at this time, cannot determine what the impact of their readiness will be on the Company. This assessment includes but is not limited to soliciting responses from each of these parties concerning their Year 2000 readiness and review of public documents filed by many of these parties. Management expects to complete the assessment of these key customers, vendors and outside service providers during the first half of 1999. The Company is primarily relying upon the voluntary disclosures from third parties for this review of their Year 2000 readiness.

     The Company anticipates that its affected systems will be remediated or replaced to address the Year 2000 issue in a timely manner and is currently focusing its resources in those areas. The Company is also developing contingency plans regarding the Year 2000 issue for its internal systems. Many of the identified risks from key customers, vendors and outside service providers are both general and speculative in nature, such as possible power or telecommunication failures, breakdowns in transportation systems, inability to process financial transactions, and similar events affecting general business services. As the Company completes its assessment of Year 2000 readiness of key customers, vendors and outside service providers, management intends to develop contingency plans to mitigate material known detrimental effects that may be caused by their Year 2000 noncompliance. However, it is unlikely that any contingency plan would mitigate the adverse impact to the financial condition or operations of the Company of any catastrophic event due to the Year 2000 issue that leads to a prolonged disruption of essential services.

     Management believes that total Year 2000 costs will range between $3.0 million and $3.5 million. The costs associated with this effort are in
addition to the Company's regular information technology budget.   As of March
28, 1999 the Company has incurred costs related to the Year 2000 issue of approximately $2.5 million. In addition to the costs mentioned above, the Company's capital spending for planned upgrading of certain information systems to enhance the capabilities of those systems was accelerated in part due to the Year 2000 issue. The total estimated increase in accelerated capital spending for these systems is anticipated to be under $3 million. The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 readiness plans, implementation success by key third party vendors, and other factors. New developments may occur that could increase the Company's estimates of the amount of time and costs necessary to modify and test its various information and non-information systems. These potential developments include but are not limited to the availability and increased cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes and equipment, and any unanticipated Year 2000 problems from key customers, vendors, and outside service providers.

WORK FORCE REDUCTION
--------------------

     During the second and third quarters of 1998 the Company accrued $3.0 million relating to an announced 5% work force reduction. The accrual is for anticipated expenses resulting from the work force reduction, primarily for severance and benefit payments to the approximately 230 affected employees. Both hourly and salaried employees from manufacturing, maintenance, and office staff were affected. As of March 28, 1999 approximately $2.4 million had been paid, and the remainder will be paid during the second half of 1999.

DEBT COVENANTS
--------------

     In connection with the credit facility as amended, Crown Paper Co. is required to comply with certain financial covenants that include maintaining minimum quarterly cash flow to debt and interest coverage ratios as well as minimum tangible net worth. During the first quarter of 1999, Crown Paper Co. amended certain financial covenants for the fiscal year ended December 26, 1999, which had been established at the Spin-Off in 1995. The Company remains in compliance with the credit facility. The Company has amended the debt covenants for each of the last three years as extended weakness in paper markets prevented the Company from achieving the original financial covenants that were established at the peak of the paper market cycle when the Company was spun-off. Without significant improvements in paper markets in 1999 and 2000, the Company anticipates that it will need to revise its 2000 financial covenants when they revert to the levels established at the peak of the paper market in 1995.

CONTINUED NASDAQ NATIONAL MARKET LISTING
----------------------------------------

     The Parents's common stock price has fallen below the $5 minimum maintenance standard for continued listing on the Nasdaq National Market. The Parent shared its management initiatives with Nasdaq on February 5, 1999, at which time an extension was requested. Subsequently the Parent received an extension stipulating that the stock will continue to trade on the Nasdaq National Market so long as a closing bid price of at least $5 per share is achieved by June 18, 1999, and thereafter the stock maintains a closing bid price of at least $5 per share for a minimum of 10 consecutive trading days. If the shares are de-listed, the Parent anticipates that the shares may be traded on the Nasdaq Over-the-Counter Bulletin Board. The stock price, stock trading liquidity, analyst coverage, and the Parent's ability to raise capital might be adversely affected if the stock is de-listed from the Nasdaq National Market or fails to trade actively or at all on the Bulletin Board, both of which are not within the control of the Parent.

FORWARD LOOKING STATEMENTS
--------------------------

     Certain statements within Management's Discussion and Analysis and elsewhere are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of language such as plans, expects, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include, but are not limited to, business conditions and the general economy, both global and domestic; prices for the Company's products; the duration and depth of the Asian economic crisis; failure to complete the sale of Berlin-Gorham; competitive factors; maintaining good labor relations; The potential de-listing of the Parent's Stock form the Nasdaq National Market; the Company's ability to successfully implement its Year 2000 plans; the Company's ability to comply with debt covenants, and maintaining good customer relations.

PART II  --  OTHER INFORMATION
-------

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Ex. 10.1  Amendment No. 7 to the Credit Agreement
     Ex. 10.2  Asset Purchase Agreement of Berlin-Gorham pulp and paper mills from Crown Vantage and Crown Paper Co. to American Tissue
               Holdings Inc.
     Ex. 27    Financial Data Schedule (Electronic Filing Only)

(b)  Reports on Form 8-K --

     Current Report on Form 8-K dated March 25, 1999 reporting the announced sale of the Berlin-Gorham, N.H. pulp and paper mills.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Paper Co.
(Registrant)



/s/ R. Neil Stuart                           /s/ Michael J. Hunter
-------------------------                    ----------------------------
R. Neil Stuart                               Michael J. Hunter
Executive Vice President,                    Senior Vice President,
Chief Financial Officer                      Chief Accounting Officer
(Duly Authorized Officer)                    (Duly Authorized Chief Accounting
                                             Officer)

May 11, 1999