Form 10-Q
period 1999-06-27
CROWN PAPER CO
filed 1999-08-11
CIK 946820

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 27, 1999  Commission File Number: 33-93494
-------------------------------------------------------------------------------

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

                                              Yes     X          No
                                                  ----------       -----------

Number of shares of no par value common stock outstanding as of the close of business on August 10, 1999:

              One (1) share, which is owned by Crown Vantage Inc.
              ---------------------------------------------------

                                     INDEX
                                CROWN PAPER CO.



PART I:   Financial Information

          Item 1. Financial Statements

                 . Condensed Consolidated Balance Sheets - June 27, 1999 and December 27, 1998.

                 . Condensed Consolidated Statements of Operations - Six months and second quarter ended June 27, 1999 and June 28, 1998.

                 . Condensed Consolidated Statements of Cash Flows - Six months ended June 27, 1999 and June 28, 1998.

                 .  Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
------

ITEM 1  --  FINANCIAL STATEMENTS
------

                                CROWN PAPER CO.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

ASSETS                                                    June 27, 1999        December 27, 1998
                                                          -------------        -----------------
                                                           (Unaudited)
                                                           -----------
Current Assets:
  Cash and cash equivalents                                   $   8,712           $   9,806
  Accounts receivable, net                                       41,209              41,022
  Inventories                                                    71,781             102,397
  Prepaid expenses and other current assets                       2,285               3,481
  Assets held for sale                                           45,000
  Deferred income taxes                                          10,812              15,067
                                                              ---------           ---------
       Total current assets                                     179,799             171,773
Property, plant and equipment, net                              369,571             434,075
Other assets                                                     42,142              43,839
Unamortized debt issue costs                                     10,692              11,808
Due from Parent                                                  11,169              10,698
Intangibles, net                                                 27,290              27,852
                                                              ---------           ---------
      Total Assets                                            $ 640,663           $ 700,045
                                                              =========           =========
LIABILITIES AND DEFICIT

Current Liabilities:
  Accounts payable                                            $  42,359           $  40,916
  Accrued liabilities                                            61,894              75,268
  Current portion of long-term debt                               1,000               1,000
                                                              ---------           ---------
     Total current liabilities                                  105,253             117,184
Long-term debt                                                  477,762             459,249
Accrued postretirement benefits other than pensions              84,687             100,736
Other long-term liabilities                                      29,740              33,596
Deferred income taxes                                            12,832              16,406
                                                              ---------           ---------
     Total Liabilities                                          710,274             727,171
                                                              ---------           ---------
Shareholder's Equity (Deficit):
  Preferred Stock, no par value;
     Authorized - 500,000 shares;
     Issued and outstanding - None
  Common Stock, no par value;
     Authorized - 5,000 shares;
     1 Share issued and outstanding
     at June 27, 1999 and December 27, 1998                     138,756             137,751
  Other comprehensive Income (Loss):
  Minimum Pension Liability                                      (2,231)             (2,231)
  Cumulative foreign currency translation adjustment                 18               1,562
  Retained deficit                                             (206,154)           (164,208)
                                                              ---------           ---------
                                                                (69,611)            (27,126)
                                                              ---------           ---------
Total Liabilities and Deficit                                  $640,663           $ 700,045
                                                              =========           =========

See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Six Months (26 weeks) and Second Quarter (13 weeks)
                     Ended June 27, 1999 and June 28, 1998
                           (in thousands of dollars)


                                                         Second Quarter                           Six Months
                                                  ----------------------------           ---------------------------
                                                    1999                1998               1999               1998
                                                  --------            --------           --------           --------
                                                           (Unaudited)                             (Unaudited)
Net sales                                         $204,882            $215,413           $406,047           $437,219
Cost of goods sold                                 191,887             203,431            384,930            416,239
                                                  --------            --------           --------           --------
Gross margin                                        12,995              11,982             21,117             20,980
Selling and administrative expenses                (15,243)            (15,003)           (30,667)           (29,789)
Property tax accrual reversal                                                               8,957
Adjustment of assets held for sale
       to net realizable value                                                            (16,175)
                                                  --------            --------           --------           --------
       Operating Loss                               (2,248)             (3,021)           (16,768)            (8,809)
Interest expense                                   (12,456)            (12,289)           (24,881)           (24,452)
Other income, net                                      392                 443                766                490
                                                  --------            --------           --------           --------
       Loss before income taxes                    (14,312)            (14,867)           (40,883)           (32,771)
Provision (benefit) for income taxes                   631              (5,204)             1,063            (11,470)
                                                  --------            --------           --------           --------
             NET LOSS                             $(14,943)           $ (9,663)          $(41,946)          $(21,301)
                                                  ========            ========           ========           ========



See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Six Months (26 weeks)
                     Ended June 27, 1999 and June 28, 1998
                           (in thousands of dollars)


                                                                                   Six Months
                                                                          -------------------------
                                                                              1999           1998
                                                                          ----------      ---------
                                                                                  (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                                             $ (41,946)      $ (21,301)
     Items not affecting cash:
         Depreciation and cost of timber harvested                           31,300          42,030
         Amortization of goodwill and other intangibles                         562             562
         Non-cash interest                                                    1,129           1,302
         Other, net                                                           1,006           2,867
         Property tax accrual reversal                                       (8,957)
         Adjustment of assets held for sale to net realizable value          16,175
     Changes in current assets and liabilities:
         Accounts receivable                                                   (187)         (1,958)
         Inventories                                                          4,574             647
         Other current assets                                                 5,442           2,359
         Accounts payable                                                     1,443         (10,574)
         Other current liabilities                                           (4,768)          4,656
         Deferred income taxes                                                  681         (14,005)
     Other, net                                                             (10,492)         (2,447)
                                                                          ---------       ---------
         Cash provided by (Used for) Operating Activities                    (4,038)          4,138
                                                                          ---------       ---------
Cash Provided by (Used for) Investing Activities:
     Expenditures for property, plant and equipment                         (15,813)        (20,429)
     Other, net                                                                 257             538
                                                                          ---------       ---------
         Cash provided by (Used for) Investing Activities                   (15,556)        (19,891)
                                                                          ---------       ---------
Cash Provided by (Used for) Financing Activities:
     Proceeds from draw down of Revolving Credit                             60,000          67,000
     Repayments of Revolving Credit                                         (41,000)        (52,000)
     Repayments of Term Loan                                                   (500)           (500)
                                                                          ---------       ---------
         Cash Provided by Financing Activities                               18,500          14,500
                                                                          ---------       ---------
Decrease in cash and cash equivalents                                        (1,094)         (1,253)
Cash and cash equivalents at beginning of year                                9,806          11,415
                                                                          ---------       ---------
Cash and cash equivalents at end of period                                $   8,712        $ 10,162
                                                                          =========       =========

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

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 27, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 27, 1999 are not necessarily indicative of the results that may be expected for the year ended December 26, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 27, 1998.

NOTE 2  --  INCOME TAX
------

     The income tax benefits for the quarter and six months ended June 28, 1998 were provided based on the Company's estimated annual tax rate of 35.0%. The tax provisions for the quarter and six months ended June 27, 1999 are for certain non-income based state taxes and foreign income taxes. During 1999 the Company has recorded a $14.8 million valuation allowance against the deferred tax assets (of which approximately $5.1 million was recorded during the second quarter of 1999) reducing the tax benefit of the 1999 net operating loss to $0.

NOTE 3  --  LONG TERM DEBT
------


Consolidated long-term debt consists of the following:
                                                                           June 27       December 27
                                                                             1999           1998
                                                                           --------      ----------
                                                                           (in thousands of dollars)
                Credit Facility:
                     Revolving credit, due 2002                            $ 94,000        $ 75,000
                     Term Loan B, due 2003                                   95,675          96,175
                                                                           --------        --------
                                                                            189,675         171,175
                11% Senior Subordinated Notes, due 2005                     250,000         250,000
                Industrial Revenue Bonds, payable to 2026                    39,087          39,074
                                                                           --------        --------
                                                                            478,762         460,249

                Less current portion                                          1,000           1,000
                                                                           --------        --------
                                                                           $477,762        $459,249
                                                                           ========        ========

     Maturities of long-term debt, excluding the revolving credit, for the next five fiscal year-ends are: 1999 - $1.0 million; 2000 - $1.3 million; 2001 - $.8 million; 2002 - $47.0 million and 2003 - $46.1 million.

NOTE 4  --  INVENTORIES
------

                                                                  June 27, 1999       December 27, 1998
                                                                  -------------       -----------------
                                                                        (in thousands of dollars)
Raw materials                                                        $19,755             $ 24,716
Work in process                                                        5,682                6,757
Finished goods                                                        32,876               46,469
Stores and supplies                                                   22,070               34,142
                                                                    --------             --------
                                                                      80,383              112,084
Reduction to state inventories at last-in, first-out cost             (8,602)              (9,687)
                                                                    --------             --------
                                                                     $71,781             $102,397
                                                                    ========             ========


NOTE 5  --  LITIGATION AND ENVIRONMENTAL MATTERS
------

     The Company is a party to various legal proceedings generally incidental to its business and is subject to a variety of environmental protection statutes and regulations. As is the case with other companies in similar industries, the Company faces exposure from actual or potential claims and legal proceedings involving environmental matters. Although the ultimate disposition of legal proceedings cannot be predicted with certainty, it is the present opinion of the Company's management that the outcome of any claim that is pending or threatened, either individually or on a combined basis, will not have a materially adverse effect on the consolidated financial position of the Company but could materially affect consolidated results of operations in a given year.

     The Company has accrued $12.2 million at June 27, 1999 and December 27, 1998 primarily for estimated landfill site restoration, post-closure and monitoring costs. This liability includes $2.7 million and $2.4 million at June 27, 1999 and December 27, 1998, respectively, which represents estimated liabilities at Berlin-Gorham that are included in the net assets held for sale (see Note 9). In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 12 of those sites. At 6 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is underway and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $.4 million at June 27, 1999 and December 27, 1998. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

     The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $22 million of capital expenditures may be required at the St. Francisville facility to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. The Company has incurred capital spending of $2.5 million during 1999 and $6.1 million since inception to date to comply with the cluster rules. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by government agencies that is substantially different from the Company's interpretation, or other items.

NOTE 6  ASSET IMPAIRMENT ANALYSIS
------

     The Company assesses the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Such assessment requires that the future cash flows expected to result from use of the assets are estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to estimate useful lives of its long-lived assets, future production volumes and costs, future sales volumes, demand for the Company's product mix and prices that reflect the use of its long-lived assets and market conditions. Although the Company believes it has a reasonable basis for its estimates, it is reasonably possible that the Company's estimate of future cash flows could change from current estimates, which could result in recognizing, in future periods, impairment losses on its long-lived assets.

NOTE 7 -- COMPREHENSIVE INCOME
------

     Comprehensive income for the Company consists of net income, foreign currency translation adjustments and minimum pension liability adjustments. During the second quarter of 1999 and 1998, the Company's total comprehensive loss was $15.2 million and $10.3 million, respectively, and for the six months ended June 27, 1999 and June 28, 1998 the Company's total comprehensive loss was $43.5 million and $21.4 million, respectively.

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

NOTE 9 -- BERLIN-GORHAM SALE
------

     In March 1999, the Company reached an agreement with American Tissue Company ("ATC") for the sale of the Berlin-Gorham pulp and paper mills ("Berlin-Gorham"). The sale was completed on July 9, 1999. In connection with the Company's decision to sell Berlin-Gorham, a charge for $16.2 million was taken in the first quarter of 1999 and consisted of the following elements:

(amounts in millions)
Fixed asset write-down                                     $16.5
Transaction costs                                            2.5
Loss on curtailment of pension plans                         3.4
Gain on curtailment/settlement of other benefit plans       (6.2)
                                                           -----
   Total Charge                                            $16.2
                                                           =====

     Berlin-Gorham had an operating loss for the second quarter of 1999 of $2.6 million and $13.3 million for the second quarter of 1998. Berlin-Gorham had an operating loss for the six months ended June 27, 1999 and June 28, 1998 of $12.6 million and $21.3 million, respectively. The operating loss in the first six months of 1999 included the reversal of a property tax accrual of $9.0 million and the $16.2 million charge detailed above. The net asset held for sale of $45 million consists of the estimated net realizable value of the assets to be sold to ATC and estimated liabilities being assumed by ATC.

NOTE 10-- SEGMENT INFORMATION
-------

     The Company is organized around two segments based primarily on similarities in products, the manufacturing process and customers.


                                                   Six Months                         Second Quarter
---------------------------------------------------------------------------------------------------------------
(amounts in millions)                             1999             1998                 1999              1998
---------------------------------------------------------------------------------------------------------------
Operating income (loss):
   Printing & Publishing Papers               $ (8,884)         $(11,089)          $  1,604           $ (5,116)
   Specialty Papers                             (7,884)            2,280             (3,852)             2,095
---------------------------------------------------------------------------------------------------------------
   Total                                      $(16,768)         $ (8,809)          $ (2,248)          $ (3,021)
---------------------------------------------------------------------------------------------------------------
EBITDA:
   Printing & Publishing Papers               $ 19,749          $ 21,582           $ 11,698           $ 11,150
   Specialty Papers                              2,857            12,691              1,551              7,381
---------------------------------------------------------------------------------------------------------------
   Total                                      $ 22,606          $ 34,273           $ 13,249           $ 18,531
---------------------------------------------------------------------------------------------------------------
Net sales:
   Printing & Publishing Papers               $241,835          $260,586           $122,614           $128,864
   Specialty Papers                            164,212           176,633             82,268             86,549
---------------------------------------------------------------------------------------------------------------
   Total                                      $406,047          $437,219           $204,882           $215,413
---------------------------------------------------------------------------------------------------------------

     Operating results for the first six months of 1999 for Printing and Publishing Papers include a $16.2 million charge for the adjustment of Berlin-Gorham to its net realizable value (Note 9) and a $9.0 million property tax accrual reversal (Note 8). EBITDA represents income before income taxes, interest expense and depreciation and amortization. EBITDA for the first six months of 1999 for Printing and Publishing Papers excludes the effect of the $16.2 million charge and $9 million property tax accrual reversal. Total assets for Printing and Publishing Papers decreased by approximately $42.3 million during the first six months of 1999 compared to December 27, 1998. The decrease in total assets of Printing and Publishing Papers is primarily due to the $16.2 million charge discussed above, depreciation expense exceeding capital spending, the reclassification of certain liabilities to net assets held for sale, and changes in working capital. Specialty Papers' total assets decreased by approximately $5.3 million during the first six months of 1999 primarily due to changes in working capital.

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

     During the first six months of 1999 the Company operated 10 facilities using 31 paper machines, and its paper production was approximately 75% integrated with the Company's pulp operations. The Company's largest facility is an integrated operation located in St. Francisville, La. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. During the first quarter of 1999, the Company announced the intended sale of its Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") for $45 million. As a result of this announced sale, which was completed July 9, 1999, the Company recorded a charge for $16.2 million in the first quarter of 1999 to adjust the Berlin-Gorham net assets to their estimated net realizable value. Net proceeds from the sale of Berlin-Gorham will be used to fund certain related liabilities and pay down debt. Berlin-Gorham primarily produces uncoated printing and publishing papers as well as market pulp. The Company also produces uncoated printing and publishing papers, primarily text, cover and writing papers, at its non-integrated facilities in Adams, Mass.; Ypsilanti, Mich., and Dalmore and Guardbridge, Scotland. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Va., that produces coated paper and board for graphics and packaging uses. The Company's specialty papers are produced primarily at non-integrated specialty packaging papers facilities in Port Huron and Parchment, Mich., and Milford, N.J. and on the two uncoated specialty converting machines at St. Francisville.

Results Of Operations
---------------------

     The Company's net sales for each business segment are as follows:

                                           Net Sales and Tonnage by Segment
                                              for the Three Months Ended
                                          June 27, 1999           June 28, 1998
                                       ---------------------     -----------------
                                        Tons         Sales        Tons      Sales
                                       -------     ---------     -------  --------
                                                  (thousands)           (thousands)
Printing and Publishing Papers
    Coated groundwood                   73,507      $ 51,999     71,747   $ 59,097
    Uncoated                            63,302        55,662     59,446     56,296
    Other                               27,905        14,953     24,834     13,471
Specialty Papers                        85,902        82,268     82,192     86,549
                                       -------      --------    -------   --------
                                       250,616      $204,882    238,219   $215,413
                                       =======      ========    =======   ========


                                           Net Sales and Tonnage by Segment
                                               for the Six Months Ended
                                          June 27, 1999            June 28, 1998
                                       ---------------------     -----------------
                                        Tons         Sales        Tons     Sales
                                       -------      --------     -------  --------
                                                  (thousands)           (thousands)
Printing and Publishing Papers
      Coated groundwood                144,393      $102,458     143,040   $117,536
      Uncoated                         127,949       109,671     122,859    116,445
      Other                             58,135        29,706      48,702     26,605
Specialty Papers                       168,318       164,212     164,932    176,633
                                      --------      --------     -------   --------
                                       498,795      $406,047     479,533   $437,219
                                      ========      ========     =======   ========

Net Sales

     The Company's net sales declined 7.1% for the six months ended June 27, 1999 compared to the same period in 1998. The decrease is primarily due to a 10.7% decrease in average price per ton from the first six months of 1999 compared to the first six months of 1998. The decline in average price per ton was partially offset by an increase in tons sold of 19,262. Net sales for the second quarter 1999 declined 4.9% when compared to the second quarter of 1998. The decline in net sales is primarily due to a 9.6% decrease in average net sales price per ton that was primarily offset by a 5.2% increase in tons sold.

     Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the six-month period ended June 27, 1999 were $102.5 million, a decrease of 12.8% compared to the same period in 1998. Sales volume was virtually the same for the first six months of 1999 compared to the same period in 1998, while average net sales price per ton decreased 13.6% from the first six months of 1998 to the first six months of 1999. Second quarter 1999 net sales declined 12.0% as compared to the second quarter of 1998, primarily due to a 14.1% decrease in average net sales price per ton that was partially offset by a 2.5% increase in tons sold.

     Net sales of uncoated printing and publishing papers in the first six months of 1999 decreased 5.8% to $109.7 million from the first six months of 1998. The decline in net sales from the first six months 1999 to the first six months 1998 is primarily due to an average net sales price per ton decrease of 9.6% that was partially offset by a 4.1% increase in tons sold. Even though net sales during the second quarter of 1999 was not significantly different from net sales for the second quarter of 1998, average net sales price per ton declined 7.1%, which was offset by a 6.5% increase in tons sold during the periods compared.

     Other products reported within printing and publishing papers included the Company's toweling, pulp and cast-coating operations. Net sales of other products increased $3.1 million primarily due to an increase in tons sold of toweling and pulp. This was partially offset by a 6.5% decline in average net sales price per ton primarily related to toweling and pulp pricing during the periods compared. Net sales of other products increased 11% comparing the second quarter of 1999 to the second quarter of 1998, primarily due to an increase in tons sold of toweling and pulp.

     Specialty Papers' net sales totaled $164.2 million during the first six months of 1999, a $12.4 million decrease from the same period in 1998. The 7.0% decrease in net sales is primarily the result of an 8.9% decrease in average net sales price per ton during the six months ended June 27, 1999 compared to the six months ended June 28, 1998, which was partially offset by a 2.1% increase in tons sold. Net sales of specialty papers declined 4.9% during the second quarter of 1999 compared to the second quarter of 1998, primarily due to a 9.1% decrease in average net sales price per ton that was partially offset by a 4.5% increase in tons sold.

Operating Income (Loss) for each business segment is as follows:


                                            Operating Results by Segment                    Operating Results by Segment
                                              for the Quarter Ended                           for the Six Months Ended
                                         ------------------------------                   -------------------------------
                                          June 27, 1999   June 28, 1998                   June 27, 1999    June 27, 1998
                                         --------------   -------------                   -------------    --------------
                                                  (Thousands)                                       (Thousands)

Printing and Publishing Papers               $ 1,604        $(5,116)                          $ (8,884)      $(11,089)
Specialty Papers                              (3,852)         2,095                             (7,884)         2,280
                                             -------        -------                            -------        -------
                                             $(2,248)       $(3,021)                           $(16,768)       (8,809)
                                             =======        =======                            =======        =======

Operating Income

     Operating results for the first six months of 1999 decreased primarily due to a charge of $16.2 million that adjusts Berlin-Gorham's net book value to its estimated net realizable value. This charge was partially offset by a $9 million reversal of a property tax accrual that resulted from the settlement of an ongoing dispute with the City of Berlin. Also impacting operating results was an adverse price variance of approximately $48.7 million in the first six months of 1999 compared to the first six months of 1998 that was substantially offset by favorable manufacturing cost and volume variances of $48.9 million. Operating results for the second quarter of 1999 improved by approximately $.8 million primarily due to favorable manufacturing cost variances of approximately $18.1 million and favorable volume variances of $4.6 million when compared to the second quarter of 1998. The favorable cost and volume variances were substantially offset by the decline in average net sales price per ton discussed above.

     Operating results for Printing and Publishing Papers improved by $2.2 million during the first six months of 1999 compared to the same period in 1998. The improved operating results are primarily due to a favorable cost variance of approximately $34.3 million and the increase in tons sold discussed above. These were partially offset by the unfavorable price variance discussed above. The reduced costs were primarily due to lower depreciation expense as a result of the 1998 asset impairment charge and other charges, reduced compensation due to the 1998 workforce reduction, lower wood and pulp costs and improved operating efficiencies. Operating results were also impacted by the Berlin-Gorham charge of $16.2 million that was partially offset by the $9 million property tax accrual reversal. Operating results improved by approximately $6.7 million during the second quarter of 1999 compared to the second quarter of 1998. The improved operating results for the second quarter of 1999 is primarily due to lower costs for the reasons discussed above and the increase in tons sold also discussed above. This was partially offset by the decrease in average net sales price per ton for the periods compared that was discussed above.

     Specialty Papers operating results decreased $10.2 million to an operating loss of $7.9 million for the first six months of 1999 compared to operating income of $2.3 million for the first six months of 1998. The decline in operating results is primarily attributable to an 8.9% decline in average net sales price per ton discussed above. Partially offsetting the declining prices was a favorable cost variance of approximately $6.8 million primarily from lower pulp costs, improved mill efficiencies and other cost saving initiatives. Operating results for the second quarter of 1999 declined by $9.9 million compared to the second quarter of 1998. The decline in second quarter of 1999 results is primarily due to a 9.1% decrease in average net sales price per ton, which was partially offset by the increase in tons sold and favorable cost variances discussed above.

     Selling and administrative expenses increased $.9 million for the first six months of 1999 compared to the same period in 1998. The increase is primarily due to an increase in Year 2000 readiness expenditures of $1.1 million during the first six months of 1999 over the first six months of 1998 that was partially offset by reduced costs in other areas. Selling and administrative expenses increased by approximately $.2 million during the second quarter of 1999 compared to the second quarter of 1998 primarily due to increased Year 2000 readiness expenditures of $.7 million.

Interest Expense
----------------

     Interest expense for the six-month period of 1999 and 1998 was $24.9 million and $24.5 million, respectively. Interest expense for the second quarter of 1999 compared to the same period in 1998 was not significantly different.

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

     Under the credit facility, the revolving credit available is in the aggregate amount of $150 million with a $75 million sublimit for letters of credit (of which $38.6 million has been used at June 27, 1999) and can be used for general corporate purposes, working capital needs and permitted investments. At June 27, 1999, $94.0 million of the revolving credit was outstanding and $17.4 million of the aggregate line was available if needed. Management estimates that the Berlin-Gorham sale will result in a net increase of approximately $20 million in available funds from the aggregate line once all payments to the Term Loan and the remaining operating payables of Berlin-Gorham are paid (see Berlin-Gorham Sale). The estimated increase to the available aggregate line includes the release of a $5.8 million letter of credit, which was related to Berlin-Gorham.

     Cash flows used by operating activities were $4.0 million for the six months ended June 27, 1999 compared to cash flows provided by operations of $4.1 million for the six months ended June 28, 1998. The decline in operating cash flows is mainly related to the decline in average net sales price per ton discussed in Net Sales. Earnings before interest, taxes, depreciation and amortization (EBITDA), the Berlin-Gorham charge and property tax accrual reversal were $22.6 million for the first six months of 1999 as compared to $34.3 million for the comparable period in 1998.

     The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the six months ended June 27, 1999 were $15.8 million compared to $20.4 million in the same period in 1998. 1999 and 1998 expenditures primarily represented capital maintenance projects that are substantially focused on projects with the quickest returns on investment. The Company's capital spending plan remains at approximately $40 million for 1999. These capital expenditures are primarily for capital maintenance projects and are expected to be financed by cash flows from operations and available financing sources.

Settlement of Berlin Property Tax Case
--------------------------------------

     On February 1, 1999, the Company finalized an agreement with the City of Berlin, N.H., concerning assessed values and taxability of factory machinery. The Company reversed a property tax accrual, which was accrued at higher assessed values, of approximately $9 million in the first quarter of 1999, which relates to amounts over-accrued for previous tax years.

Berlin-Gorham Sale
-------------------

     In March 1999, the Company reached an agreement with American Tissue Company ("ATC") for the sale of Berlin-Gorham. The sale was completed on July 9, 1999. In connection with the Company's decision to sell Berlin-Gorham, a charge for $16.2 million was taken in the first quarter of 1999 and consisted of the following elements:
(TABLE)
(CAPTION)

(amounts in millions)
Fixed asset write-down                                     $16.5
Transaction costs                                            2.5
Loss on curtailment of pension plans                         3.4
Gain on curtailment/settlement of other benefit plans       (6.2)
                                                          -------
   Total Charge                                            $16.2
                                                          =======

     Berlin-Gorham had an operating loss for the second quarter of 1999 of $2.6 million and an operating loss for the second quarter of 1998 of $13.3 million. Berlin-Gorham had an operating loss for the six months ended June 27, 1999 and June 28, 1998 of $12.6 million and $21.3 million, respectively. The operating loss in the first six months of 1999 included the reversal of a property tax accrual of $9.0 million and the $16.2 million charge detailed above. The net asset held for sale of $45 million consists of the estimated net realizable value of the assets to be sold to ATC and estimated liabilities being assumed by ATC.

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

     The Company has completed a review of its financial accounting system for purposes of evaluating the Year 2000 issue. The Company's software provider has indicated that it will certify this financial accounting system as Year 2000-compliant upon completion of the next scheduled upgrade. This upgrade, including independent testing performed by the Company, is substantially complete as of the end of the second quarter of 1999 and should be completed during the third quarter of 1999. There can be no assurance that all Year 2000 issues in this software will be adequately resolved by this or other future software releases.

     The Company also uses a variety of other software applications, business information systems, accounting subsystems, process control systems and related software, communication devices, and networking and other operating systems.
The Company has completed its inventory of all such systems and is currently in the process of testing, upgrading, replacing, or otherwise modifying these systems to adequately address the Year 2000 issue. The Company believes it will be able to timely modify or replace its affected systems to prevent any material detrimental effects on operations and financial results. The Company has substantially completed this effort. Possible risks of this process include but are not limited to the ability of the Company's personnel and outside vendors to adequately and timely identify and resolve all critical Year 2000 issues, and the Company's ability to secure additional Year 2000 expertise during this time of high demand if an unanticipated material problem requires skills the Company or its third party vendors currently do not possess. The Company can give no assurance that all critical Year 2000 issues will be resolved in a timely manner or that potentially unresolved issues would not have a material adverse impact on the results of operations.

     The Company has certain key relationships with customers, vendors and outside service providers. Failure by the Company's key customers, vendors and outside service providers to adequately address the Year 2000 issue could have a material adverse impact on the Company's operations and financial results. The Company is currently assessing the Year 2000 readiness of these key customers, vendors and outside service providers and, at this time, cannot determine what the impact of their readiness will be on the Company. This assessment includes but is not limited to soliciting responses from each of these parties concerning their Year 2000 readiness and review of public documents filed by many of these parties. Management continues to assess key customers, vendors and outside service providers and is developing contingency plans as needed. The Company is primarily relying upon the voluntary disclosures from third parties for this review of their Year 2000 readiness.

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

     Management believes that total Year 2000 costs will be approximately $3.5 million. The costs associated with this effort are in addition to the Company's
regular information technology budget.   As of June 27, 1999 the Company has
incurred costs related to the Year 2000 issue of approximately $3.2 million. In addition to the costs mentioned above, the Company's capital spending for planned upgrading of certain information systems to enhance the capabilities of those systems was accelerated in part due to the Year 2000 issue. The total estimated increase in accelerated capital spending for these systems is anticipated to be approximately $2.5 million. The Company's current estimates of the amount of time and costs necessary to remediate and test its computer systems are based on the facts and circumstances existing at this time. The estimates were made using assumptions of future events including the continued availability of certain resources, Year 2000 readiness plans, implementation success by key third party vendors, and other factors. New developments may occur that could increase the Company's estimates of the amount of time and costs necessary to modify and test its various information and non-information systems. These potential developments include but are not limited to the availability and increased cost of personnel trained in this area of expertise, the ability to locate and correct all relevant computer codes and equipment, and any unanticipated Year 2000 problems from key customers, vendors, and outside service providers.

Debt Covenants
--------------

     In connection with the credit facility as amended, Crown Paper Co. is required to comply with certain financial covenants that include maintaining minimum quarterly cash flow to debt and interest coverage ratios as well as minimum tangible net worth. During the first quarter of 1999, Crown Paper Co. amended certain financial covenants, which had been established at the Spin-Off in 1995, for the fiscal year ended December 26, 1999. The Company remains in compliance with the credit facility. The Company has amended the debt covenants for each of the last three years as extended weakness in paper markets prevented the Company from achieving the original financial covenants that were established at the peak of the paper market cycle when the Company was spun off. Without significant improvements in paper markets in 1999 and 2000, the Company anticipates that it will need to revise its 2000 financial covenants when they revert to the levels established at the peak of the paper market in 1995.

Listing on NASD Over-the Counter Bulletin Board
-----------------------------------------------

     On June 18, 1999 Crown Vantage's common stock was delisted from the NASDAQ National Market and now trades on the NASD Over-the-Counter Bulletin Board. Crown Vantage's common stock was delisted because it had not reached the minimum bid price of $5 per share by June 18, 1999 to remain eligible for trading on the National Market.

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

(a)  Exhibits

     Ex. 10.1    Amendment No. 8 to the Credit Agreement

     Ex. 27      Financial Data Schedule (Electronic Filing Only)

(b)  Reports on Form 8-K -

     Current Report, previously filed on Form 8-K dated June 18, 1999 relating to the delisting of Crown Vantage common stock from the NASDAQ National Market and subsequent listing of the common stock on the NASD Over-the-Counter Bulletin Board.

     Current Report, previously filed on Form 8-K dated July 9, 1999 relating to the completion of the sale of Crown Vantage's pulp an paper mills in Berlin and Gorham, New Hampshire to American Tissue Company.

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

August 11, 1999