Form 10-K
period 1999-12-26
CROWN PAPER CO
filed 2000-05-01
CIK 946820

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)
    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 26, 1999

                                      or

    [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number:  33-93494

                                CROWN PAPER CO.
             (Exact name of registrant as specified in its charter)

                Virginia                                 54-1752385
                --------                                 ----------
        (State of incorporation)            (I.R.S. Employer Identification No.)

 4445 Lake Forest Drive, Cincinnati, OH                    45242
 --------------------------------------                    -----
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (513) 769-7555

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [_]   No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] Not Applicable

     As of March 15, 2000, 1 (one) share of Common Stock of the registrant was outstanding.

================================================================================

                                     PART 1
Item 1.  Business

General

Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper") is a wholly owned subsidiary of Crown Vantage Inc. (the "Parent" or "Crown Vantage") and is a major producer of value-added paper products for many different end-uses. The Company operates in two segments: printing and publishing papers and specialty papers. Special interest magazines, books, and corporate communications such as annual reports, stationery and promotions use Crown Paper printing and publishing papers. Specialty papers production supplies both coated and uncoated papers principally for food and retail packaging applications and conversion into such items as coffee filters, cups, plates, disposable medical gowns and file folders.

Subsequent to the end of fiscal year 1999, on March 15, 2000 (the "Petition Date"), the Company and its operating subsidiaries, except for its operating subsidiary in the United Kingdom, filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Oakland Division. An Official Committee of Unsecured Creditors, which represents the interests of all unsecured creditors of the Debtors, has been appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession (see Note 15 to the consolidated financial statements).

During 1999 the Company completed the first phase of repositioning itself by realigning operations into two core businesses. Along these lines, the Company revised its business strategy to build on Crown Vantage's unique strengths and technical expertise and to further differentiate itself from other paper producers. The Company's objectives are to improve gross and operating margins, improve operating and investing cash flows and to reduce debt. The Company's business strategy to accomplish these objectives is to: i) accelerate top-line growth through a focused selling effort, innovative new products and stronger relations with our customers; ii) reduce costs through productivity gains, overhead reductions and improved information-sharing and planning; and iii) improve asset management by rationalizing assets and more actively managing cash flow. The Company began the process of asset rationalization by selling non strategic assets (see below), migrating certain grades of paper to more cost effective machines, and closing a non-cost effective mill at its Parchment, Mich. Facility. The Company also began the process of relocating and consolidating its corporate headquarters to Cincinnati Ohio as part of its efforts to reduce costs and improve communication (see Management's Discussion and Analysis "Expense Reduction Efforts"). Management anticipates taking additional actions as part of their strategy to improve operating results.

As part of the Company's strategy to focus on high-end paper products and to reduce debt, the Company on July 9, 1999, completed the sale of its Berlin-Gorham, New Hampshire, pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") for $42.5 million, net of transaction costs. Net proceeds from the sale of Berlin-Gorham were used to fund certain retained liabilities and pay down debt. Berlin-Gorham primarily produced uncoated printing and publishing papers as well as market pulp. As part of the sales agreement, Crown Paper and the buyer have entered into a strategic marketing and outsourcing alliance relating to certain value-added printing and publishing paper grades. Crown Paper will retain control of the use of branded printing and publishing papers made at the Berlin-Gorham facility that are part of the Company's strategic printing and publishing papers offering throughout the Crown Paper system. In addition, Crown Paper will market, on behalf of the buyer, all other paper grades manufactured at Berlin-Gorham (except toweling) for a period of three years.

The Parent became an independent company when it was spun off from James River Corporation of Virginia ("James River"), now known as Fort James Corporation ("Fort James"), on August 25, 1995. Crown Paper received $250 million in cash through a public offering of Senior Subordinated Notes and $253 million from initial borrowings under credit facilities with certain banks (collectively, the "Financing"). Substantially all of the net proceeds from the Financing ($485 million) was paid to James River together with $100 million Senior Pay-in-Kind Notes issued by the Parent ("PIK Notes") as a return of James River's capital investment. The distribution of the Company's stock, transfer of assets and liabilities, Financing, and return of capital are collectively referred to as the "Spin-Off."

Business Segments and End-Use Markets

Printing and Publishing Papers

The Company manufactures and markets both coated groundwood and uncoated freesheet papers for printing and publishing applications. The Company's coated groundwood papers are produced on two modern machines at its facility in

St. Francisville, Louisiana, which uses internal kraft and groundwood pulp mills to supply all pulp requirements. Groundwood papers are made from a blend of kraft pulp and pulp produced by mechanically grinding wood to extract wood fibers. Wood chips are used in the kraft pulp process (chemical pulp produced by an alkaline cooking process) and are either chipped by the Company or purchased directly. These papers are produced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising supplements. The paper is sold to publishers, commercial printers, including the four largest in North America, and to merchant distributors. The strength of the coated groundwood market is largely driven by the health of the retail market and is correlated with retailer advertising expenditures. Printing and publishing papers had one significant customer (from Berlin-Gorham) totaling 10.8% of the segment's net sales in 1998. There were no significant customers for 1999 or 1997.

Uncoated printing and publishing papers and other are manufactured at the Company's non-integrated facilities in Adams, Massachusetts; Ypsilanti, Michigan; and Dalmore and Guardbridge, Scotland. Uncoated printing and publishing papers also includes text and cover paper manufactured by Berlin-Gorham and delivered to the Company for sales to third parties as part of a strategic marketing and outsourcing alliance with ATC (approximately 20,000 tons annually) as well as the Company's cast-coating operations in Richmond, Virginia. As part of the agreement with ATC, the Company collects a commission that substantially offsets its marketing and selling expense related to those papers. The Richmond facility provides cast-coating capabilities for a premium grade of coated paperboard for packaging and printing applications. Customer end uses include stationery, books and manuals, annual reports and other corporate communications. Demand for uncoated printing and publishing papers is correlated with economic cycles, since these papers are predominantly used in business-related activities and commercial printing.

This segment also included uncoated papers, market pulp and toweling operations in Berlin-Gorham for the periods prior to Berlin-Gorham's sale to ATC.

Specialty Papers

The Company manufactures and sells bleached specialty papers for use in food and retail packaging. The Company's coated and uncoated specialty papers supply niche markets and these products are used by customers to produce items such as multi-wall bags for pet foods, food service papers, labels and cereal liners. Consumer spending trends principally drives the Company's specialty packaging business. The Company's specialty packaging papers operations purchase all of their pulp and therefore operating results are more susceptible to pulp price fluctuations. Operating results benefit during periods of decreasing pulp prices from lower raw material costs and suffer during periods of increasing pulp prices. The Company's specialty papers are produced at non-integrated facilities in Port Huron and Parchment, Michigan, and Milford, New Jersey.

The Company also manufactures specialty converting papers at its fully integrated facility in St. Francisville. The Company imparts customer-specific technical requirements to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, file folders and bacon board.

Financial information of the Company's segments is incorporated herein by reference from Note 17 to the Consolidated Financial Statements included in item 8 of this report.

Supply Requirements

Fiber. Wood fiber represents the largest single raw material cost for the Company's pulp-integrated facility in St. Francisville. In 1999, its pulp mills required approximately 1,221,838 green tons of wood. Approximately 20% of St. Francisville's wood requirements are met through purchases of roundwood to supply the groundwood pulp mill. The remaining wood supply requirements are met through purchases of a combination of wood chips and roundwood that supply St. Francisville's kraft pulp mill. Approximately 40% of St. Francisville's total fiber supply comes from a long-term supply arrangement that expires in 2016. The remaining fiber supply is met through a combination of purchases from private landowners, forest product companies and other suppliers.

Pulp. For the Company's non-integrated facilities pulp represents the largest single material cost. In 1999, the Company purchased approximately 285,000 tons of several types of pulp. Purchased pulp is used to supply non-integrated mills, to obtain species not produced by the Company, and to minimize transportation costs.

Competition

The markets in which the Company sells its papers are highly competitive. The Company competes with certain large major companies as well as small, specialized companies. Competition is primarily based on price, although product quality, distinctive technical characteristics and customer service are often factors that determine a customer's choice of preferred supplier. Breadth of product line, product innovation, distribution and sales support are also important competitive factors, as many customers choose to maintain long-term relationships with suppliers who provide these benefits.

In the paper industry, companies tend to compete with other companies having paper machines of like capacity and capability. Capacity of paper machines in the industry varies widely and can range from 10 tons per day to more than 1,000 tons per day. The capacity of the Company's machines ranges from 10 tons per day to approximately 400 tons per day. The Company generally focuses its machines and work force on shorter run production of high margin and value-added grades of paper. As a result, the Company believes it is optimizing its varied manufacturing capabilities in order to enhance its competitiveness.

The "Pulp & Paper 1999 North American Fact Book" indicates that the top ten producers of coated groundwood papers accounted for approximately 89% of North American capacity. Crown Paper ranked 7th, with coated groundwood capacity market share of approximately 6%. The Company was the second largest manufacturer of bleached packaging and specialty papers.

Customers

No individual customer exceeded 10% of the Company's consolidated 1999 net sales. Sales to the Company's five largest customers in 1999 were approximately 23.6% of consolidated net sales. The Company's loss of any single customer would not have a material adverse effect on the financial condition of the Company.

Employees

At the end of 1999, the Company had 2,675 employees of whom approximately one-quarter were salaried and three-quarters were hourly employees. All U.S. hourly employees are represented under various union collective bargaining contracts. In the U.S., most hourly workers are members of PACE. The collective bargaining agreement for the Parchment mill covers approximately 16.5% of the Company's hourly employees and expires before January 1, 2001. In the United Kingdom, most hourly personnel are covered by an ongoing national agreement that addresses worker conditions and safety, with wage increases negotiated annually. The Company believes that it has a generally positive relationship with its employees. In the last 10 years, the Company has not experienced any strikes or labor-related work stoppages.

Research and Development

The Company has not expended and does not plan to expend significant efforts on broad-based research and development activities. The Company instead emphasizes development of new and improved products primarily by using existing technology and product development personnel located at its mills.

Environmental Protection Efforts

Information concerning environmental expenditures, hazardous substance cleanup, environmental legal proceedings and other environmental matters affecting the Company is incorporated by reference from text under the caption "Other Matters" within Management's Discussion and Analysis in item 7 of this report and Note 9 to the Consolidated Financial Statements within item 8 of this report.

Capital Expenditures

Information concerning the Company's capital expenditures is incorporated by reference from text under the caption "Investing Activities" within Management's Discussion and Analysis in item 7 of this report.

Trademarks and Patents

The Company owns or has the right to use certain marks, which are registered trademarks of the Company or are otherwise subject to protection under applicable intellectual property laws. Some of its marks have been registered in such foreign jurisdictions as the U.K., Germany and the Benelux countries. Such registrations may be kept in force in perpetuity through continued use of the marks and timely renewal. The Company considers these marks and the accompanying goodwill and customer recognition valuable and material to its business. The Company has a number of patents that collectively it believes are beneficial to the Company; however, the Company believes that expiration of any patent would not have a material adverse effect on the Company.

International Sales

In 1999, net sales by the Company's foreign subsidiaries totaled $65.2 million, or 8.8% of total net sales. The Company's domestic sales to foreign customers were $42.9 million in 1999, approximately 5.8% of total net sales. The majority of the Company's international sales were to customers in Europe, Canada, Mexico, and South Africa.

Marketing and Distribution

The Company's products are sold either on a direct basis or through merchant distributors to publishers, printers, converters or other end-users. The Company's sales and marketing staff work with merchants and converters, or directly with end-users, to identify paper customization and service opportunities that can help the Company differentiate itself from competitors and make the Company a preferred source of supply. A strong integration between manufacturing, product development and sales helps the Company respond favorably and quickly to customer inquiries and orders. As a result of this teamwork, the Company's sales staff has the ability and authority to respond to many non-standard customer requests immediately.

The Company's finished products are generally marketed on a delivered price basis and shipped by common carrier. Crown Paper believes that timely and economical delivery of finished products is a critical element of a customer's selection of preferred suppliers and is a significant factor in the Company's ability to compete. The Company typically ships by rail, truck or intermodal service, using the most economical mode that meets service specifications. In many cases, Crown Paper has contracted with key carriers for guaranteed space, which benefits the Company's cost structure and its customers through more dependable delivery. The mills seek to control warehouse costs by limiting finished goods inventory. The Company also uses a few strategically located third-party warehouses in different regions throughout the U.S. to maintain certain grades of paper to meet customer expectations of timely delivery. These warehouses typically ship products by guaranteed pool trucks to stocking merchants, printers and other customers throughout the U.S.

Cyclical Nature of the Paper Industry

Paper product markets, including those in which the Company competes, are highly cyclical. This is characterized by periods of supply and demand imbalance and sensitivity to changes in industry capacity. Demand for paper products is influenced to a significant degree by the overall level of domestic and international economic activity that is beyond the Company's control. A number of structural factors also accentuate the cyclicality of the paper industry, including the substantial capital investment and high fixed costs required to manufacture paper products; the significant exit costs associated with capacity reductions; and, at times, intensified competition resulting from overseas market conditions. Because of the high fixed costs associated with paper production, paper manufacturers need to maintain high levels of capacity utilization (operating rates) to cover fixed costs. Therefore, relatively small changes in operating rates due to changes in domestic demand, capacity, and levels of imports may significantly affect prices. The American Forest and Paper Association stated in its December 1999 annual capacity survey that no new printing and writing paper machines are anticipated in the U.S. over the next three years and that annual capacity growth will not exceed 0.7% during that period. Pulp markets experience much the same cyclicality as do paper markets. Operating results at the Company's non-integrated facilities are influenced by pulp price fluctuations--benefiting during periods of decreasing pulp prices and suffering during periods of pulp price increases.

Item 2. Properties

The Company owns and operates two pulp mills, seven paper mills and one cast-coating facility in the United States and two paper mills in Scotland. The following table summarizes the location, 1999 volumes and pertinent production characteristics of each facility and excludes tons sold by the Berlin-Gorham facility. The Company's bank credit facility is collateralized by substantially all of the Company's assets, including the facilities listed below.

                                 Printing and Publishing Papers                    Specialty Papers
                  -----------------------------------------------------------   ----------------------
                  Coated                      Uncoated
                  Groundwood                  Freesheet & Other
                  --------------------        ----------------------
Facilities:       St. Francisville, LA        Guardbridge, Scotland             St. Francisville, LA
                                              Dalmore, Scotland                 Port Huron, MI
                                              Richmond, VA                      Parchment, MI
                                              Adams, MA                         Milford, NJ
                                              Ypsilanti, MI
1999 Sales
 Volumes:         285,000 tons                81,000 tons                       335,000 tons

Primary           No. 4, No. 5 medium to      Text, cover and writing grades,   Coffee filters, cup and plate
 Production:      heavy weight grades for     security papers, specialty        stock, grease resistant paper,
                  magazines and catalogs      applications and cast-coated      labels, multi-wall bags, coated and
                                                                                uncoated other packaging and
                                                                                specialty applications

Special           Coating, calendaring        Calendaring, watermarks,          Calendering, creped products,
 Production                                   sheeting, embossing,              coating, waxing and chemical
 Capabilities:                                cast-coating                      treatment

Paper Machines    2 paper machines with       9 paper machines, assorted        14 paper machines, 3 with
 and Related      on-machine coating,         sheeters, rewinders, embossers    on-machine coating and hot/soft
 Equipment:       4 off-machine               and 4 cast-coating machines       calendaring, 3 with on-machine
                  super-calendars                                               waxers, 2 off-machine coaters,
                                                                                6 off-machine waxers

Item 3.  Legal Proceedings

In 1994, the Company filed a suit against the City of Berlin, New Hampshire relating to an approximately $107 million increase from 1992 to 1994 of the City's assessed value of the Berlin portion of the Berlin-Gorham facility. The increased assessed value resulted in an annual increase in property taxes of approximately $2.5 million. The Company sought abatement of the tax increase on the grounds that the City's valuations were excessive, and that New Hampshire law exempted certain income-producing equipment, such as the chemical recovery unit, from property taxation. Following a series of legal proceedings, on February 1, 1999, the Company finalized an agreement with the City, which permanently settles the issues of taxability of factory machinery and for the next three years significantly reduces the assessed value from recent valuations of the Company's Berlin pulp mill. The Company reversed a property tax accrual of approximately $8.9 million in the first quarter of 1999 that was related to this case.

The Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 13 of those sites. At 5 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is under way and a loss estimate for the potential remediation effort is not yet possible. However, the Company's accrual for the remediation investigation effort was $1.1 million at December 26, 1999 and $.4 million at December 27, 1998. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company. Due to uncertainties associated with remediation activities, regulations, technologies, and the allocation of costs among various other parties, actual costs to be incurred at identified sites may vary from estimates. Therefore, management is unable to determine if the ultimate disposition of all known environmental liabilities will have a material adverse effect on the Company's consolidated results of operations in a given year. As with most manufacturing and many other entities, there can be no assurance that the Company will not be named as a PRP or incur liabilities through other means at additional sites in the future or that the costs associated with such additional sites would not be material.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Executive Officers of Crown Paper Co.:

Name                 Age  Position
----                 ---  --------
Robert A. Olah        50  Chief Executive Officer, President, Director
R. Neil Stuart        45  Executive Vice President, Chief Financial Officer
Edward A. Fusakio     58  Senior Vice President, Specialty Papers
Charles E. Whitaker   42  Senior Vice President, Printing and Publishing Papers
Michael J. Hunter     39  Senior Vice President, Chief Accounting Officer, resigned effective March 17, 2000
Evan C. Davis         61  Senior Vice President and General Counsel, Secretary

Robert A. Olah has been Chief Executive Officer, President and Director since September 1998. Previously he served as President and Chief Operating Officer since December 9, 1997. Previous thereto served as Senior Vice President, Specialty Papers since 1996 and as Senior Vice President, Packaging Papers Group since creation of the Company in 1995. Previously served as Vice President, General Manager, James River Corporation Packaging Papers Division.

R. Neil Stuart has been Executive Vice President, Chief Financial Officer since September 1998. Previously thereto served as Senior Vice President, Chief Financial Officer since May 1996 and Managing Director at the Toronto-Dominion Bank, New York.

Evan C. Davis has been Senior Vice President and General Counsel, Secretary since September 1999. Previously thereto served as Vice President Employee Relations and Administration of Packaging Corporation of America, a Partner at Davis and Davis PC and as Vice President Human Resources, James River Corporation Packaging Business.

Charles E. Whitaker has been Senior Vice President, Printing and Publishing Papers since joining the Company in September 1999. Previously served as Vice President of Sales of Fox River Paper Company.

Edward A. Fusakio has been Senior Vice President, Specialty Papers since joining the Company in September 1998. He has announced his intention to leave the Company early in the second quarter of 2000. Previously served as Manager of Aseptic Packaging and Technology and Manager of Technology and Product, Liquid Packaging Division, International Paper Corporation.

Michael J. Hunter resigned as Senior Vice President, Chief Accounting Officer effective March 17, 2000 in which capacity he had served since February 1999. Previously served as Vice President, Chief Accounting Officer since January 1997 and Director of Financial Reporting for the Company since December 1995. Prior thereto was Senior Manager at Ernst & Young LLP, San Francisco.

The directors of Crown Paper will hold office until the next annual meeting of stockholders of Crown Paper and until their successors are duly elected and qualified. The executive officers named above will be elected to serve in such capacities until the next annual meeting of the Board of Directors, or until their respective successors have been duly elected and have been qualified, or until their earlier death, resignation, disqualification or removal from office. There is no family relationship between any of the officers.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Not applicable

Item 6.  Selected Financial Data

                                                                                  Year Ended December
-----------------------------------------------------------------------------------------------------------------------------
(dollar amounts in millions, except per share)                  1999          1998          1997         1996         1995(a)
-----------------------------------------------------------------------------------------------------------------------------
   Results of Operations
 Net sales                                                     $  739        $  851        $  897       $  925       $1,077
 Gross margin                                                      30            54            60           75          156
 Selling and administrative expenses                               55            62            56           52           56
 Operating income (loss) (b)                                      (35)         (172)           14           23          100
 Interest expense                                                  65            65            65           63           26
 Net income (loss) before extraordinary item                      (88)         (141)          (23)         (17)          48

   Balance Sheet Data
   ------------------
 Cash and cash equivalents                                     $    2        $   10        $   11       $    1       $    5
 Working capital (deficit)                                       (449)           55            43           36           87
 Property, plant and equipment, net                               349           434           621          678          668
 Total assets                                                     568           700           881          946          985
 Total long-term debt                                               0           460           432          454          482

   Other Financial Data
   --------------------
 EBITDA (c)                                                    $   44        $   82        $  100       $  104       $  180
 Capital expenditures                                              31            42            59           81           47
 Operating income (loss) before fixed asset
  write-downs and other charges and gains (d)                     (19)           (5)            4           23          100

   Selected Operating Data
   -----------------------
 Employees                                                      2,675         3,552         3,850        3,995        4,162
 Tons sold (thousands of tons)                                    857           969           982          948          985
 Pulp purchases (thousands of tons)                               285           285           252          261          289
---------------------------------------------------------------------------------------------------------------------------

(a) Includes the actual consolidated results of operations and other financial and operating data of the Company for the four months ended December 31, 1995 as well as the historical combined results of certain operations of James River Corporation of Virginia (now known as "Fort James Corporation") that comprised a substantial part of its Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business for the eight months ended August 27, 1995.

(b) 1999 operating loss includes severance, other charges related to cost reduction efforts and the relocation of corporate headquarters totaling $9.1 million (see "Expense Reduction Efforts" within Management's Discussion and Analysis), write down of fixed assets to their net realizable value of $16.2 million for the sale of Berlin-Gorham, NH pulp and paper mills, and a non-cash gain of $8.9 million for the reversal of a property tax accrual. 1998 operating loss includes a $146.9 million fixed asset write-down (mainly at the Berlin-Gorham, NH, pulp and paper mills), a $16.9 million charge relating to the discounted net future lease payments for a co-generation facility at the St. Francisville, La., mill that no longer provided substantive use or benefit to the mill and a charge for $3.0 million for a severance related to a work force reduction. 1997 operating income includes a $13.5 million gain from the sale of timberlands and a $3.3 million charge due to the closure of the Newark, Del., facility.

(c) EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. 1999 and 1998 EBITDA excludes the items discussed in (b) above. 1997 EBITDA includes a $13.5 million gain on sale of timberlands and a $3.3 million charge due to the closure of the Newark, Del., facility. EBITDA is not presented herein as an alternative measure of operating income or cash flow from operations (both as determined in accordance with generally accepted accounting principles) but rather to provide additional information related to the Company's ability to service debt.

(d)  Excludes items discussed in (b) above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Corporate Overview

Subsequent to the end of fiscal year 1999, on March 15, 2000 (the "Petition Date"), Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper"), except for its operating subsidiary in the United Kingdom, filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Oakland Division. An Official Committee of Unsecured Creditors, which represents the interests of all unsecured creditors of the Debtors, has been appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession (see "Voluntary Filing Seeking Reorganization Under Chapter 11 of the United States Bankruptcy Code" and Note 15 to the consolidated financial statements). The Company's financial statements for the year ended December 26, 1999 and the accompanying Management's Discussion and Analysis have been prepared assuming that Crown Vantage will continue as a going concern, and not under the liquidation basis of accounting. The Company's debt balances have been classified as current at December 26, 1999.

Business Segments

The Company is a major producer of value-added paper products for a diverse array of end-uses. The Company operates in two segments: printing and publishing papers and specialty papers. Printing and publishing papers are primarily for applications such as special interest magazines, books, corporate communications and promotions (e.g. annual reports and stationery) and other graphics applications. Specialty papers are principally for food and retail packaging applications and conversion into such items as coffee filters, labels, cups and plates.

The Company's largest facility is an integrated operation located in St. Francisville, La. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. The Company also produces uncoated printing and publishing papers at its non-integrated facilities in Adams, Mass.; Ypsilanti, Mich., and Dalmore and Guardbridge, Scotland. The Company's specialty papers are produced primarily at non-integrated facilities in Port Huron and Parchment, Mich., and Milford, NJ, and the integrated facility in St. Francisville. In addition to its primary paper-making operations, the Company operates a cast-coating facility in Richmond, Va., that produces coated paper and board for graphics and packaging uses. On July 9, 1999, the Company completed the sale of its Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") for net proceeds of approximately $42.5 million (see Note 13). Net proceeds from the sale of Berlin-Gorham were used to fund certain retained liabilities and pay down debt. Berlin-Gorham primarily produced uncoated printing and publishing papers as well as market pulp. It was formerly included in the printing and publishing papers segment.

The Company believes that its broad manufacturing capabilities allow it to offer a wider range of products and basis weights serving more specialized markets than most of its North American competitors. Although the Company focuses its operations on the higher value-added market niches of the segments in which it competes in recent years it has increased production of lower value added papers to maintain volumes and to cover fixed costs. Papers produced for such niches generally command higher prices than commodity grades because they are used for more specialized applications and there are fewer substitutes for these products.

Consolidated Results of Operations -- 1999 Compared to 1998

Net Sales: The Company's net sales, excluding Berlin-Gorham, decreased by 4.9% for the 52-week year ended December 26, 1999 compared to the 52-week year ended December 27, 1998. The decrease in sales is largely due to a 7.6% decrease in average net sales price per ton that was partially offset by a 3.0% increase in tons sold during 1999 compared to 1998.

Operating Income (Loss): The Company had an operating loss of $35.3 million in 1999 as compared to an operating loss of $172.1 million in 1998. Operating results in 1999 include non-cash charges totaling $2.8 million for the closure of a mill in Parchment, a charge of $16.2 million for the write-down of Berlin-Gorham's fixed assets to their net realizable value, and severance and other accruals related to moving the corporate headquarters and other cost reduction initiatives totaling $6.3 million (of which $1.8 million is non-cash). The 1999 results include a gain of $ 5.1 million for insurance proceeds from the explosion of St. Francisville's leased co-generation facility (see "Settlement of Co-Generation Lease"), and an $8.9 million reversal of a property tax accrual that resulted from the settlement of an ongoing dispute with the City of Berlin. 1998 operating results included fixed asset write downs of $146.9 million (primarily at Berlin-Gorham), a charge of $16.9 million that represented the discounted net future lease payments for the co-generation facility at the St. Francisville mill that no longer provided substantive use or benefit to the mill and a charge of $3.0 million for a workforce reduction (see Notes 2, 14 and 15 to the consolidated financial statements).

Excluding operating results from Berlin-Gorham, the Company had an operating loss of $22.4 million in 1999 compared to operating income of $1.8 million in 1998. The decrease in operating results is primarily due to unfavorable price variances of approximately $54.2 million, which was partially offset by favorable volume and cost variances totaling approximately $29.9 million.

Selling and administrative expenses decreased $7.1 million to $55.3 million in 1999 compared to $62.4 million in 1998. The decrease is primarily due to commission income and expense reimbursement under certain ongoing operational and transitional agreements with ATC. Under one of these agreements, the Company acts as broker for various uncoated freesheet papers manufactured at Berlin-Gorham that are not included within the text and cover grades retained by the Company. As part of this brokerage agreement the Company collects a commission that is essentially the Company's selling costs of these papers owned by Berlin-Gorham. The transitional service agreement is for the reimbursement of various services provided by the Company for Berlin-Gorham until they are able perform these services for themselves.

Interest Expense: Interest expense for 1999 increased $1.5 million in 1999 to $50.6 million in 1999 compared to $49.1 million in 1998. Increased interest expense is primarily due to increased borrowings under a revolving credit facility.

Tax Provision: The tax provision for the year ended December 26, 1999 is for certain non-income based state taxes and foreign income taxes and for the reversal of tax assets associated with the reversal of the Berlin property tax accrual (see "Settlement of Berlin Property Tax Case"). During 1999 the Company has recorded a $38.0 million valuation allowance against the deferred tax assets reducing the tax benefit of the 1999 net operating loss to $0. The income tax benefit in 1998 totaled $73.5 million. The effective income tax rate was 33.5% in 1998. Income tax benefits for 1998 have been reduced by a deferred tax asset valuation allowance of $10.5 million. The Company anticipates that, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," tax benefits resulting from operating losses in the foreseeable future will continue to be offset by deferred tax asset valuation allowances.

------------------------------------------------------------------------------------------------------------
Net Sales and Tonnage by Segment
For the Year Ended                                   1999                   1998                  1997
------------------------------------------------------------------------------------------------------------
(sales in millions, tons in thousands)          Tons       Sales       Tons      Sales      Tons       Sales
------------------------------------------------------------------------------------------------------------
Printing and Publishing Papers:
   Coated groundwood                             285        $203        289       $232       280        $198
   Uncoated and other                             81         125         70        118        85         148
Specialty Papers                                 335         327        321        338       354         384
------------------------------------------------------------------------------------------------------------
      Total excluding Berlin-Gorham              701         655        680        688       719         730
Berlin-Gorham                                    156          84        289        163       263         167
------------------------------------------------------------------------------------------------------------
Total Company                                    857        $739        969       $851       982        $897
------------------------------------------------------------------------------------------------------------

Operating Income (Loss) by Segment (in millions)
------------------------------------------------------------------------------------------------------------
For the Year Ended                                   1999                   1998                 1997
------------------------------------------------------------------------------------------------------------
Printing and Publishing Papers                      $   5                 $    8                $ (4)
Specialty Papers                                     (27)                     (6)                 13
------------------------------------------------------------------------------------------------------------
       Total excluding Berlin-Gorham                 (22)                      2                   9
Berlin-Gorham                                        (13)                   (174)                  5
------------------------------------------------------------------------------------------------------------
Total operating income (loss)                       $(35)                  $(172)               $ 14
------------------------------------------------------------------------------------------------------------


Printing and Publishing Papers

Within this business segment, the Company produces coated groundwood and uncoated freesheet papers. This segment also includes the Company's cast-coating operations in Richmond, Va. and the sales of certain grades of text and cover printing papers marketed by the Company that are manufactured by ATC's Berlin-Gorham facility.

The Company's coated groundwood papers are produced and sold for end-use products such as specialty magazines, catalogs, direct mail, and advertising supplements. The strength of the coated groundwood market is largely driven by the strength of the retail market and is correlated with retailer advertising expenditures. Net sales of coated groundwood papers decreased 12.6% or $29.3 million in 1999 compared to 1998. The decrease is primarily due to an 11.3% decrease in average net sales price per ton and a 1.4% decrease in tons sold. Average net sales price per ton began to decrease in the fourth quarter of 1998 and continued to decline through the third quarter of 1999. The price deterioration was caused by domestic oversupply that resulted in price discounting. An industry-wide increase in demand for coated groundwood papers during the later part of 1999, led by strengthening demand for magazine advertising, led to improved pricing for the Company's coated groundwood papers during the fourth quarter of 1999.

Customer end-use products within uncoated printing and publishing papers and other include stationary, books and manuals, annual reports and other forms of corporate communications. It also includes cast-coated products. Cast-coating provides a high gloss finish for a premium grade of coated paperboard used for graphics and packaging applications. Demand for the Company's uncoated printing and publishing products is correlated with economic cycles, since these papers are predominantly used in business-related activities and commercial printing. The Company's specialty niches within the uncoated printing and publishing papers category make Crown Paper less susceptible, though not immune, to economic cycles. Net sales of uncoated printing and publishing papers and other, excluding Berlin-Gorham, increased 5.5% during 1999 compared to 1998. The increase in net sales is primarily due to a 15.7% or 11,000 ton increase in tons sold that was partially offset by an 8.7% decrease in average net sales price per ton. The increase in tons sold is primarily due to the inclusion of approximately 8,000 tons sold (approximately $9.0 million in sales) under an agreement with ATC whereby the Company takes title and markets these grades of text and cover papers manufactured at Berlin-Gorham at an agreed upon commission.

Operating Income (Loss): Operating income declined by $3.1 million from $7.8 million in 1998 to $4.7 million in 1999. The decline in operating results is primarily due to a $39.9 million price variance discussed above that was partially offset by favorable cost and volume variances. The favorable cost variances are due to operating improvements and an allocation to this segment of the gain from insurance proceeds due to the explosion of the co-generation facility at the Company's St. Francisville facility of $3.8 million. This was partially offset by the allocation of $4.2 million in severance charges (see "Expense Reduction Efforts"). 1998 operating results included this segment's allocation of $12.1 million relating to the accrual of future minimum lease payments of the co-generation facility in St. Francisville (see "Settlement of Co-Generation Lease").

Specialty Papers

Within this segment, the Company produces specialty papers for use in food and retail packaging and converting end uses.

The Company's products, which are concentrated in niche markets for coated and uncoated papers within the specialty packaging industry, are used by its customers to produce items such as labels, multi-wall bags for pet foods, food service papers, flexible packaging, and technical and industrial specialty products. The Company's specialty packaging papers business is principally driven by consumer spending patterns and has historically exhibited less price cyclicality due to general economic trends compared to producers of papers for other end-uses. The Company's specialty packaging papers operations in Milford, NJ, and Parchment and Port Huron, Mich., purchase all of their pulp and are therefore susceptible to pulp price fluctuations. Although pricing for the Company's specialty papers is somewhat correlated with changes in pulp prices, operating results tend to benefit during periods of decreasing pulp prices and suffer during periods of increasing pulp prices. The Company manufactures specialty converting papers on two paper machines at its fully integrated facility in St. Francisville. To meet customer-specific requirements, the Company imparts technical qualities to these value-added papers for conversion by its customers into end-uses such as paper cups and plates, coffee filters, disposable medical garments and bacon board.

Specialty papers net sales declined 3.2% or $11.0 million in 1999 compared to 1998. The decrease in net sales is primarily due to a 7.1% decrease (approximately $74 per ton) in average net selling price per ton and was partially offset by a 4.1% increase in tons sold in 1999 compared to 1998. Prices for specialty papers began the year in a downward cycle due to the demand/supply imbalance created during the Asian crisis as European producers were redirecting their output to North American markets and as large integrated mills in North America were entering otherwise non-traditional markets. As the Asian economies improved and the import driven supply imbalance was corrected, prices for this segment's products started to increase in the fourth quarter of 1999. In addition, pulp price increases in the later part of 1999 allowed for increased pricing of the Company's specialty papers. Although average net sales price per ton reached its highest point in 1999 in December, this December price was still approximately $50 per ton lower than the average net sales price per ton for fiscal year 1998. Also, tons sold during 1999 compared to 1998 was slightly improved through pricing initiatives and sales of lower value-added papers, both of which decreased average net sales price per ton.

Operating Income (Loss): Operating results for specialty papers declined $21.0 million from an operating loss of $6.1 million in 1998. The decline in operating results in 1999 from 1998 is primarily due to the unfavorable price variance of $25.9 million discussed above. Average annual costs have remained relatively stable when comparing 1999 to 1998; however, during the second half of 1999 costs rose in comparison to the first half of 1999 due to increases in pulp costs. The decrease in operating results was partially offset by the improved sales volumes discussed above. 1999 operating results include a charge of $2.8 million relating to the closure of mill No. 1 at the Company's Parchment, Mich., facility and severance charges of $2.1 million. 1999 operating results also includes the gain allocated to this segment of $1.3 million for the insurance proceeds from the explosion of the co-generation facility. 1998 operating results included fixed asset write-downs of $1.7 million and a $4.8 million charge for the co-generation facility lease allocated to this segment. Management estimates that the trend of unfavorable price variances that began in 1997 and the increase in costs seen during the later half of 1999 will continue at least into the near future. Accordingly, management is considering programs to reduce costs, temporarily idle production until prices of higher value added papers return to more profitable levels, and refocus sales and marketing on the higher value-added papers.

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

Operating Income (Loss): The Company had an operating loss of $172.1 million in 1998 compared to operating income of $14.3 million in 1997. The decrease in operating results is attributable to fixed asset write-downs of $146.9 million (primarily at the Berlin-Gorham, NH, pulp and paper mill) and a charge of $16.9 million that represents the discounted net future lease payments for a co-generation facility at the St. Francisville, La., mill that no longer provided substantive use or benefit to the mill (see Note 2 and Note 13 to the Consolidated Financial Statements). 1997 operating income included a gain of $13.5 million for the sale of timberlands and a charge of $3.3 million for closure of the Newark, Del., facility. Excluding the fixed asset write-down and co-generation charge discussed above, the operating loss in 1998 was $8.3 million compared to operating profit of $4.2 million in 1997, excluding the mill closure charge and timberland sale gain discussed above. Contributing to the decline in operating results are the decreases in average net sales price per ton and tons sold discussed above that are partially offset by reduced costs primarily from lower raw material costs and the Company's cost reduction program. Gross margin as a percent of sales was 6.4% for 1998 compared to 6.7% for 1997. The gross margin decrease was due to the decline in net sales price per ton discussed above, which was partially offset by a 3.6% decrease in average cost per ton sold in 1998 compared to 1997.

Selling and administrative expenses increased $6.5 million to $62.4 million in 1998 compared to $55.9 million in 1997. The increase is primarily due to Year 2000 compliance costs, expenditures associated with certain of the Company's strategic initiatives, higher sales and marketing costs associated with stocking programs to provide faster delivery times to customers and contractual compensation costs.

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

Printing and Publishing Papers

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

Net sales of uncoated printing and publishing papers and other decreased 20.3% during 1998 compared to 1997. The decrease in net sales is primarily due to an 18.1% decrease in tons sold and a 2.7% decrease in average sales price per ton. The decline in tons sold is primarily due to a 56.0% decrease in tons sold of cast-coated papers. Despite strong domestic demand for uncoated freesheet papers, the economic crisis in Asia coupled with a strong U.S. Dollar resulted in lower exports by U.S. paper producers and increased imports into the U.S. from Asia, Europe, and South America. This abundance of uncoated freesheet paper negatively impacted demand and pricing for some of the Company's uncoated printing and publishing papers, resulting in depressed prices for the Company's lower value products. The 1998 supply levels of these papers in the marketplace also resulted in the Company's partial shift in mix to lower value-added grades in order to maintain volume during this period of supply/demand imbalance, which also negatively impacted the Company's average net selling price. The decline in cast-coated papers is primarily due to the decision by certain customers during the last half of 1997 to use their own internal resources.

Operating Income (Loss): The operating income of $7.8 million in 1998 increased $11.8 million from an operating loss of $4.0 million in 1997. Operating results improved primarily due to a 3.0% increase in average net sales price per ton and favorable cost variances due to improved operating efficiencies and lower raw material costs. These were partially offset by the allocation to this segment of a $12.1 million charge for the future lease payments at the co-generation facility in St. Francisville, La. The 1997 operating profit includes a $3.3 million charge for the closure of the Newark, Del., facility.

Specialty Papers

Specialty papers had net sales of $338.2 million for 1998 compared to net sales in 1997 of $384.5 million. The 12.0% decrease in net sales is primarily due to a 3.1% decrease in average selling price per ton and a 9.2% decrease in tons sold in 1998 compared to 1997. The economic crisis in Asia indirectly affected the Company's specialty packaging papers as European producers redirected their output to North American markets and large integrated mills in North America entered otherwise non-traditional markets, thereby disrupting supply/demand balance and pricing for the Company's specialty packaging papers.

Operating Income (Loss): The operating loss of $6.1 million in 1998 declined $19.5 million from an operating profit of $13.4 million in 1997. The decrease in operating income in 1998 from 1997 is primarily due to the decline in tons sold and average price per ton discussed above. Contributing to the decline is the fixed asset write-downs of $1.7 million and a $4.8 million charge for the co-generation facility lease allocated to this segment. These were partially offset by lower raw material costs and improved operating efficiencies. Before the nonrecurring items discussed above, this segment had an operating profit of $.4 million in 1998.

Liquidity and Capital Resources

General

Subsequent to the end of fiscal year 1999, on March 15, 2000 (the "Petition Date"), the Company and its operating subsidiaries, except for its operating subsidiary in the United Kingdom, filed voluntary petitions commencing cases under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of California, Oakland Division. An Official Committee of Unsecured Creditors, which represents the interests of all unsecured creditors of the Debtors, has been appointed in the Chapter 11 cases. In a Chapter 11 filing, substantially all liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-Chapter 11 liabilities are stayed while the Company and its subsidiaries continue their business operations as debtors-in-possession (see Note 15 to the consolidated financial statements and "Voluntary Filing Seeking Reorganization Under Chapter 11 of the United States Bankruptcy Code"). The following discussion has been presented assuming the Company will continue as a going concern. The Company's debt balances have been classified as current at December 26, 1999.

The Company became an independent company upon the spin-off by James River Corporation of Virginia ("James River"), now known as Fort James Corporation ("Fort James"), of certain assets and related liabilities from its Communication Papers Business and the paper-based part of its Food and Consumer Packaging Business. On August 25, 1995, James River distributed to its shareholders all the outstanding stock of Crown Vantage (the "Spin-Off").

In connection with the Spin-Off, Crown Paper entered into a credit facility with a group of banks (the "Bank Credit Facility"), which provided $200 million in term loan financing and a $150 million revolving line of credit. Term Loan B totaled $100 million at issuance with final principal payments due in 2003. In November 1999, the Company closed its books for the month of October 1999 and determined that Crown Paper Co. no longer complied with the tangible net worth requirements. A waiver and subsequently an amendment were obtained with new covenants for the Facility. The Company was in compliance with these revised covenants as of December 26, 1999. The amendment in force as of December 26, 1999 expired February 15, 2000 upon which the original and substantially more restrictive covenants from the Facility would be in effect. Subsequent amendments and forbearance delayed application of the more restrictive covenants until March 20, 2000 (see Note 15 to the consolidated financial statements and "Voluntary Filing Seeking Reorganization under Chapter 11 of the United States Bankruptcy Code"). As a result of this amendment the aggregate amount of credit available was reduced from $150 million to $121.5 million as of December 26, 1999. The revolving credit is due in 2002 and in addition to the aggregate limit of $121.5 million it has an $8.5 million sublimit for letters of credit (of which $8.5 million has been issued at December 26, 1999). The revolving credit can be used for general corporate purposes, working capital needs, and permitted investments. At December 26, 1999, $104.5 million of the revolving credit was outstanding and $8.5 million of the aggregate line was available if needed. Term Loan B had an average interest rate of 8.92% during 1999 and 9.19% during 1998. The revolving line of credit had an average interest rate of 8.45% during 1999 and 8.57% during 1998. The Bank Credit Facility is collateralized by substantially all the assets of Crown Paper Co. Also in connection with the Spin-Off, Crown Paper Co. issued $250 million of 11% Senior Subordinated Notes (the "Notes"), which are unsecured and due in 2005, through a public debt offering.

As a return of its capital investment in Crown Vantage, James River was paid the net proceeds from the Term Loan, the initial borrowing on the revolving line of credit, and the Notes. Also as a return of part of James River's capital investment in Crown Vantage, Crown Vantage issued to James River immediately prior to the Spin-Off $100 million of Senior Pay-in-Kind Notes (the "PIK Notes"), which are due in 2007. Interest on the PIK Notes, which accrues at 11.45%, is due semi-annually. The interest may be paid in cash or in additional PIK Notes until September 2003; thereafter interest must be paid in cash. On September 28, 1998 Crown Vantage and Crown Paper Co. settled with Fort James a variety of claims that had arisen between the companies. The settlement resulted in the return of $25.1 million of PIK Notes to Crown Vantage and the delivery of $8.1 million of PIK Notes to Crown Paper Co. The $8.1 million in PIK Notes held by Crown Paper is eliminated upon consolidation. The settlement resulted in an extraordinary gain of $19.0 million that is net of $2.4 million in expenses and $11.8 million in taxes. The settlement amended the terms of the remaining PIK Notes and allows Crown Vantage the right to call the remaining PIK Notes and accrued interest at fair value at any time prior to their maturity.

Operating Activities

Net cash used by operations in 1999 was $32.3 million and net cash provided by operating activities was $14.1 million in 1998 and $53.8 million in 1997.

The decline in operating cash flows in 1999 compared to 1998 is primarily due to the operating loss of $35.3 million during 1999 compared to the operating loss before the charges for the fixed asset write-down and co-generation facility (totaling $163.8 million) of $8.3 million in 1998. Also reducing operating cash flows for 1999 compared to 1998 was the $16.3 million settlement of the co-generation lease at the St. Francisville, La., facility. The decline in operating cash flows in 1998 compared to 1997 is primarily due to the operating loss before the charges for the fixed asset write-down and co-generation facility (totaling $163.8 million) of $8.3 million in 1998 compared to a $4.2 million operating profit in 1997 (excluding the gain on timberland sale and the facility closure charge) and changes in working capital accounts.

Investing Activities

Net cash provided by investing activities totaled $11.4 million during 1999, and net cash used in investing activities totaled $43.9 million in 1998 and $20.8 million in 1997. In 1999 the Company realized net proceeds from the sale of Berlin-Gorham for approximately $42.5 million. In 1997 the Company realized $36 million in proceeds from the sale of its timberlands, which was used to partially prepay Term Loan A. The Company's business is capital intensive. Pulp and paper mills consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. Capital expenditures in 1999 and 1998 totaled $31.0 million and $42.1 million, respectively, primarily for capital maintenance projects and environmental spending. Capital expenditures in 1997 totaled $59.3 million relating primarily to capital maintenance projects and $7.9 million in payments for amounts accrued in 1996, primarily for the 1996 rebuild of the Number 1 paper machine at the Company's St. Francisville mill. Planned capital expenditures for 2000 are approximately $38 million.

Financing Activities

Net cash provided by financing activities was $13.5 million in 1999 and $28.2 million in 1998. Repayments on Term Loan B totaled $16.0 million in 1999 and $1.8 million in 1998. Net proceeds from the sale of Berlin-Gorham were used to prepay Term Loan B for $15 million and pay down the revolving Bank Credit Facility by $15 million. Remaining proceeds were used to settle accounts payable and other operating liabilities retained by the Company.

Net cash used in financing activities was $22.8 million in 1997. Proceeds from the sale of the Company's timberlands discussed above were used to prepay Term Loan A. Also during 1997, the Company made scheduled repayments on Term Loan A of $5.0 million and prepayments of $4.7 million bringing the outstanding balance to $0. Scheduled repayments on Term Loan B totaled $1.0 million in 1997. In August 1997, the Company refinanced $2.5 million of certain industrial revenue bonds that are due in 2012 and carry a 6.25% interest rate. Also in August 1997, the Company sold $4.9 million of industrial revenue bonds that are due in 2021 and carry a 6.5% interest rate.

Other Matters

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

The following table presents principal amounts and related weighted average interest rates by year of expected maturity for the Company's debt obligations. For obligations with variable interest rates, the table sets forth interest rates that are based on current rates and principle amounts due and does not attempt to project future interest rates. This information should be read in conjunction with Note 6 and Note 15 to the Consolidated Financial Statements and is presented as of December 26, 1999. Due to the Company filing Chapter 11 and its potential impact on final settlement of all prepetition liabilities, it is not practicable to measure the fair value of the Company's debt as of December 26, 1999.


Debt
-----------------------------------------------
(In millions)                  2000
-----------------------------------------------
Fixed rate                   $250.0
  Average interest rates       11.0%
Variable rate                $184.7
  Average interest rates       8.38%
Industrial Revenue bonds     $ 39.3
  Average interest rates       7.55%
-----------------------------------------------

The Company's other market risk is primarily due to its ownership of mills in Scotland. The translation of their financial statements from their functional currency to U.S. dollars is accounted for in equity under foreign currency translation adjustments. These operations comprise less than 10% of the Company's sales and assets. Although we monitor foreign currency fluctuations and trends, through December 26, 1999 we have decided not to hedge our net investment in our foreign operations.

Expense Reduction Efforts

During 1999, the Company announced the move of its Oakland, Calif., headquarters to Cincinnati, Ohio, and a reduction of 50 salaried employees from throughout the Company. Reserves totaling $6.3 million for severance and relocation costs were recorded during the third and fourth quarters of 1999. The associated costs are included either in cost of goods sold ($1.8 million) or in "Asset impairment and other charges" ($4.5 million) depending on whether the affected employees were part of sales, general and administrative functions or part of manufacturing operations. Approximately $1.8 million of the severance accrual is covered benefits through the salaried defined benefit pension plans. As of December 26, 1999 approximately $.7 million of the liability had been settled. $.4 million was settled through salaried defined benefit pension plans and $.3 million was paid by the Company in cash. The remaining liability will be substantially settled during 2000.

During the fourth quarter of 1999, the Company took an additional step toward asset rationalization by migrating production of medical gown papers and certain other grades from a mill within the Parchment, Mich. facility to other locations within the Crown Paper system. Upon completion of the migration of these products, one mill within the Parchment, Mich. facility was closed and the Company recorded a charge of $2.8 million within "Asset impairment and other charges" primarily for the write-off of net fixed assets and stores supplies.

During 1998, the Company accrued $3.0 million within cost of goods sold relating to the announced 5% work force reduction. The accrual was for anticipated expenses resulting from the work force reduction, primarily for severance and benefit payments to the approximately 230 affected employees. Both hourly and salaried employees from manufacturing, maintenance, and office staff were affected. The pay out of the severance accrual for the June 1998 work force reduction was completed during 1999.

Environmental Expenditures

Pulp and paper manufacturing companies are subject to regulations by various federal, state, local, and foreign agencies concerning the discharge of materials into the environment. These laws and regulations require pulp and paper companies to operate within the standards established by these agencies, which generally requires substantial capital investments. Like its competitors, the Company has incurred and will continue to incur significant capital expenditures and operating costs to comply with stringent environmental standards. To control and monitor the discharge of pollutants into air, water, and land, the Company spent approximately $17.3 million during 1999 and $21.5 million during 1998. In 1999, approximately $4.0 million of these expenditures were capitalized and $13.3 million were expensed. In 1998, approximately $6.4 million of these expenditures were capitalized and $15.1 million were expensed. The Company has accrued $10.8 million at December 26, 1999 and $12.2 million at December 27, 1998 primarily for estimated landfill site restoration, post-closure and monitoring costs.

The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"), which became effective April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $22 million of capital expenditures may be required to comply with the rules with compliance dates that began in 1999 and extending over the next two to five years. The Company's 1999 and 1998 environmental capital spending includes $3.2 million and $3.6 million, respectively, for compliance with the Cluster Rules. The Company anticipates capital expenditures of approximately $8 million during 2000 for compliance with the Cluster Rules. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of rules by government agencies that is substantially different from the Company's interpretation, or other items.

Environmental Legal Proceedings

The Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 13 of those sites. At 5 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is under way and an estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $1.1 million at December 26, 1999 and $.4 million at December 27, 1998. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of investigation and remediation costs of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

Settlement of Berlin Property Tax Case

On February 1, 1999, the Company finalized an agreement with the City of Berlin, NH, concerning assessed values and taxability of factory machinery. The Company reversed a property tax accrual of approximately $8.9 million in the first quarter of 1999, which relates to amounts over accrued for previous tax years.

Settlement of Co-Generation Lease

In the fourth quarter of 1998, management determined that the leased gas turbine co-generation facility at the St. Francisville mill no longer provided substantive use or benefit. Accordingly, a $16.9 million charge was recognized in the fourth quarter of 1998 that represented discounted net future lease payments.

On July 18, 1999 an explosion occurred at the St. Francisville mill with damage limited primarily to the leased co-generation facility, discussed above. As allowed under the lease terms, the Company terminated the lease in exchange for a $16.3 million termination payment in the third quarter of 1999. The termination payment, which approximated the net present value of future lease payments, was charged against the reserve established in the fourth quarter of 1998. As a result of the lease termination, the Company took title to the leased facility and was released from a $24.7 million letter of credit. A $5.1 million gain (included in "Asset impairment and other charges ") from insurance proceeds as a result of the explosion was recorded during the later part of 1999. The insurance proceeds were collected during 1999 and the first quarter of 2000.

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $2.0 million during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Subsequent Events

Voluntary Filing Seeking Reorganization Under Chapter 11 of the United States Bankruptcy Code

The Company's operating results for fiscal years 1999, 1998 and 1997 were severely affected by, among other things, an overall extended depressed pricing cycle that began in 1997 partly as a consequence of increased levels of low-priced imports from Asia and the resultant deteriorating market conditions and continued due to other competitive and operational issues (see "Consolidated Results of Operations"). This led to the Company's overall decline in average net sales price per ton and decreased volumes of grades of paper that normally command higher average net sales prices thereby causing a decrease in liquidity and increases in losses. The increase in losses resulted in a violation of a tangible net worth covenant of the senior secured credit facility (the "Credit Agreement") that occurred upon closing the accounting records for October 1999. The Company obtained a waiver for this violation and renegotiated a series of amendments to the Credit Agreement to provide sufficient liquidity for operations through early March 2000. The amount of liquidity available under these new amendments was significantly reduced from the levels of liquidity available prior to the tangible net worth covenant violation. The amendments did not provide for sufficient liquidity for the Company to pay its interest payment on the 11% Senior Subordinated Notes due March 1, 2000. As a result of filing for bankruptcy and not making the March interest payments, the Company is in default of all debt agreements. All debt balances have been classified as current on December 26, 1999. On March 15, 2000, the Company, except for its operating subsidiary in the United Kingdom, filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court"). Also the receivable securitization agreement between Crown Paper, various lenders and Crown Paper Funding Corp. (a bankruptcy remote and wholly owned subsidiary of Crown Paper) has been terminated due to the filing of Chapter 11. All receivables sold through this agreement are being settled as collected and no new receivables will be sold as of the petition date and beyond.

To ensure the Company has the capital to continue to operate its business as normal during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The Company is continuing to implement a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. A plan of reorganization is being developed. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. Furthermore, we expect the Bankruptcy Court to allow for the retention of legal and financial professionals to advise in the bankruptcy proceedings. The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations.

Among the factors that could cause actual results to differ materially are the following: The confirmation of the Plan by the Bankruptcy Court; the Company's ability to achieve satisfactory levels of profitability and cash flow from operations; maintaining compliance with post-petition loan agreements; the availability of sufficient capital to service the Company's debt obligations and to finance the Company's business plans on terms satisfactory to the Company; the success of the Company's restructuring plan and the pursuit of financing alternatives; the impact of competitive products and pricing; changes in labor, equipment, and capital costs; changes in, or the failure to comply with, regulations affecting the Company's business; future acquisitions or strategic partnerships; general business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission.

Forward-Looking Statements

Certain statements within Management's Discussion and Analysis and elsewhere are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to various risks and uncertainties that could cause the actual results to be materially different from the Company's current expectations. These forward-looking statements can be identified by use of words such as plans, expects, estimates, anticipates, believes, possible and other similar words or phrases. In addition to the factors discussed above, there are other factors that could cause the actual results to differ materially. These other factors include but are not limited to the Company's ability to successfully execute its business strategy and recapitalize the balance sheet; business conditions and the general economy, both global and domestic; prices for the Company's products; competitive factors; maintaining good labor relations; the Company's ability to comply with debt covenants, and maintaining good customer relations.

Item 7a.  Qualitative and Quantitative Disclosures About Market Risk

Qualitative and Quantitative Disclosures About Market Risk is incorporated by reference within Item 7.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Crown Paper Co.:


We have audited the accompanying consolidated balance sheets of Crown Paper Co. and subsidiaries as of December 26, 1999 and December 27, 1998, and the related consolidated statements of operations, cash flows, and changes in equity for each of the three years in the period ended December 26, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crown Paper Co. and subsidiaries at December 26, 1999 and December 27, 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 1999 in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Crown Paper Co. and subsidiaries will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has incurred substantial losses from operations, is in default of its debt covenants, and has filed for Chapter 11 Bankruptcy protection on March 15, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP

                                                      San Francisco, California

January 28, 2000, except for Note 3, paragaph 3, Note 6, paragraph 1, and Note
                     15, as to which the date is March 15, 2000.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------
                                                     52 Weeks                    52 Weeks                    52 Weeks
                                                      Ended                        Ended                       Ended
(amounts in thousands)                          December 26, 1999            December 27, 1998           December 28, 1997
--------------------------------------------------------------------------------------------------------------------------
Net sales                                            $ 738,762                  $  850,994                   $ 897,492
Cost of goods sold                                     709,258                     796,935                     837,452
--------------------------------------------------------------------------------------------------------------------------
Gross margin                                            29,504                      54,059                      60,040
Asset impairment and other charges                      (9,515)                   (163,834)                     (3,325)
Gain on timberlands sale                                                                                        13,518
Selling and administrative expenses                    (55,329)                    (62,360)                    (55,889)
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                (35,340)                   (172,135)                     14,344
Interest expense                                       (50,644)                    (49,102)                    (50,321)
Other income, net                                        1,511                       1,630                       1,314
--------------------------------------------------------------------------------------------------------------------------
Loss before income taxes
and extraordinary item                                 (84,473)                   (219,607)                    (34,663)
Income tax provision (benefit)                           3,676                     (73,534)                    (12,132)
--------------------------------------------------------------------------------------------------------------------------
Net loss before extraordinary item                     (88,149)                   (146,073)                    (22,531)
Extraordinary item, net of tax                                                       4,964
--------------------------------------------------------------------------------------------------------------------------
Net loss                                             $ (88,149)                 $ (141,109)                  $ (22,531)
==========================================================================================================================

 See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(dollar amounts in thousands)                             December 26, 1999            December 27, 1998
--------------------------------------------------------------------------------------------------------
                         Assets
--------------------------------------------------------------------------------------------------------
Current Assets:
   Cash and cash equivalents                                    $   2,434                  $   9,806
   Accounts receivable                                             36,871                     41,022
   Inventories                                                     73,975                    102,397
   Prepaid expenses and other current assets                       13,504                     18,548
--------------------------------------------------------------------------------------------------------
      Total current assets                                        126,784                    171,773
Property, plant and equipment, net                                349,149                    434,075
Other assets                                                       54,106                     55,647
Due from Parent                                                    11,669                     10,698
Intangibles, net                                                   26,727                     27,852
--------------------------------------------------------------------------------------------------------
       Total Assets                                             $ 568,435                  $ 700,045
--------------------------------------------------------------------------------------------------------
                  Liabilities and Deficit
--------------------------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable                                              $  45,113                  $  40,916
  Accrued liabilities                                              57,161                     75,268
  Current portion of long-term debt                               473,817                      1,000
--------------------------------------------------------------------------------------------------------
       Total Current Liabilities                                  576,091                    117,184
--------------------------------------------------------------------------------------------------------
Long-term debt                                                                               459,249
Accrued postretirement benefits other than pensions                80,436                    100,736
Other long-term liabilities                                        25,076                     50,002
--------------------------------------------------------------------------------------------------------
      Total Liabilities                                           681,603                    727,171
--------------------------------------------------------------------------------------------------------
Shareholder's Deficit:
    Common Stock, no par value:
     Authorized - 5,000 shares;
     1 share outstanding at December 26, 1999,
       and December 27, 1998                                      139,012                    137,751
  Other Cumulative Comprehensive Income (Loss):
     Minimum pension liability                                       (481)                    (2,231)
     Cumulative foreign currency translation adjustment               658                      1,562
  Retained deficit                                               (252,357)                  (164,208)
--------------------------------------------------------------------------------------------------------
  Total Deficit                                                  (113,168)                   (27,126)
--------------------------------------------------------------------------------------------------------
     Total Liabilities and Deficit                              $ 568,435                  $ 700,045
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                              52 Weeks           52 Weeks           52 Weeks
                                                                Ended              Ended              Ended
                                                              December 26,     December 27,       December 28,
(amounts in thousands)                                           1999              1998               1997
-----------------------------------------------------------------------------------------------------------------
Cash provided by (used for) operating activities:
  Net loss                                                      $ (88,149)         $(141,109)         $ (22,531)
  Items not affecting cash:
    Depreciation and cost of timber harvested                      61,268             84,851             83,373
    Amortization of goodwill and other intangibles                  1,125              1,125              1,124
    Deferred income tax provision (benefit)                         2,058            (75,690)           (14,711)
    Gain on sale of timberlands                                                                         (13,518)
    Asset impairment and other non-cash charges                    11,816            163,834              3,325
    Other, net                                                        788              9,313              6,100
    Extraordinary gain, pre-tax                                                       (8,046)
  Change in current assets and liabilities:
    Accounts receivable                                             4,151               (235)            15,217
    Inventories                                                     1,661                220             (6,142)
    Other current assets                                           (3,553)             3,330              7,532
    Accounts payable                                                4,197            (12,286)             1,493
    Other current liabilities                                      (2,457)            (5,090)            (3,887)
   Settlement, co-generation facility lease                       (16,251)
   Other, net                                                      (8,953)            (6,113)            (3,550)
-----------------------------------------------------------------------------------------------------------------
      Cash provided by (used for) operating activities            (32,299)            14,104             53,825
-----------------------------------------------------------------------------------------------------------------
Cash provided by (used for) investing activities:
  Expenditures for property, plant and equipment                  (31,045)           (42,056)           (59,309)
  Proceeds from sale of property, plant and
    equipment and other, net                                       42,431             (1,832)            38,475
-----------------------------------------------------------------------------------------------------------------
      Cash provided by (used for) investing activities             11,386            (43,888)           (20,834)
-----------------------------------------------------------------------------------------------------------------
Cash provided by (used for) financing activities:
  Repayments of Term Loans                                        (15,959)            (1,825)           (46,712)
  Proceeds from draw down of Revolving Credit                     140,000            126,000            122,000
  Repayments of Revolving Credit                                 (110,500)           (96,000)          (102,000)
  Proceeds from issuance of Industrial Revenue
    Bonds, less underwriting costs                                                                        4,701
  Payments of other long-term debt                                                                         (740)
-----------------------------------------------------------------------------------------------------------------
      Cash provided by (used for) financing activities             13,541             28,175            (22,751)
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                   (7,372)            (1,609)            10,240
Cash and cash equivalents, beginning of year                        9,806             11,415              1,175
-----------------------------------------------------------------------------------------------------------------
      Cash and cash equivalents, end of year                    $   2,434          $   9,806          $  11,415
-----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
----------------------------------------------------

                                                                                                     Foreign
                                                Common Stock                           Minimum       Currency
                                              -----------------     Comprehensive      Pension      Translation     Retained
(amounts in thousands)                        Shares    Amounts         Loss          Liability     Adjustment      Deficit
----------------------------------------------------------------------------------------------------------------------------
    Balance December 29, 1996                    1      $129,058                       $  (892)       $  3,365     $    (568)
    -------------------------
Net Loss                                                                $ (22,531)                                   (22,531)
Foreign currency translation adjustment                                    (2,027)                      (2,027)
Minimum pension liability adjustment                                          562          562
                                                                        ---------
   Comprehensive loss                                                   $ (23,996)
                                                                        =========
ESOP and restricted stock activity, net                    3,640
----------------------------------------------------------------------------------------------------------------------------
    Balance December 28, 1997                    1       132,698                          (330)          1,338       (23,099)
    -------------------------
Net Loss                                                                $(141,109)                                  (141,109)
Foreign currency translation adjustment                                       224                          224
Minimum pension liability adjustment                                       (1,901)      (1,901)
                                                                        ---------
   Comprehensive loss                                                   $(142,786)
                                                                        =========
ESOP and restricted stock activity, net                    5,053
----------------------------------------------------------------------------------------------------------------------------
    Balance December 27, 1998                    1       137,751                        (2,231)          1,562      (164,208)
    -------------------------
Net Loss                                                                $ (88,149)                                   (88,149)
Foreign currency translation adjustment                                      (904)                        (904)
Minimum pension liability adjustment                                        1,750        1,750
                                                                        ---------
   Comprehensive loss                                                   $ (87,303)
                                                                        =========
ESOP and restricted stock activity, net                    1,261
----------------------------------------------------------------------------------------------------------------------------
    Balance December 26, 1999                    1      $139,012                       $  (481)        $   658     $(252,357)
    -------------------------
-----------------------------------------------------------------------------------------------------------------------------

Note 1

Organization and Operations

Crown Paper Co. and subsidiaries (the "Company" or "Crown Paper") is a wholly owned subsidiary of Crown Vantage Inc. (the "Parent" or "Crown Vantage") and is a major producer of value-added paper products for a diverse array of end-uses. The Company's two segments and corresponding principal product categories are
(i) printing and publishing papers, for applications such as special interest magazines, books, and corporate communications and promotions (e.g. annual reports and stationery); and (ii) specialty papers, principally for food and retail packaging applications and conversion into such items as coffee filters, cups and plates. The Company operates nine facilities using 26 diverse paper machines with sales primarily in North America. The Company became an independent company when it was spun off from James River Corporation of Virginia, now known as Fort James Corporation ("Fort James"). The spin-off and initial capitalization are referred to as the "Spin-Off." On July 9, 1999, the Company completed the sale of its Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") for $42.5 million, net (see
Note 13). Net proceeds from the sale of Berlin-Gorham were used to fund certain retained liabilities and pay down debt. Berlin-Gorham primarily produced uncoated printing and publishing papers as well as market pulp. The Company, except for its operating subsidiary in the United Kingdom, voluntarily filed for chapter 11 of title 11 of the United States Bankruptcy code on March 15, 2000 (see Note 15).

On December 26, 1999, the Company employed approximately 2,675 individuals of which approximately one quarter was salaried and three quarters were hourly. All of the Company's domestic hourly employees are represented under various collectively bargained union contracts. Hourly personnel at the Company's two mills in Scotland are covered by an ongoing national agreement that addresses working conditions, safety, and annual wage increases. The collective bargaining agreement at the Company's Parchment facility covers approximately 16.5% of the Company's hourly employees and expires before January 2001. The Company plans to renegotiate the above contract before it expires.

The Company believes that its broad manufacturing capabilities allow it to offer a wider range of products and basis weights than most of its North American competitors. The Company focuses its operations on the higher value-added market niches of the sectors in which it competes. Papers produced for such niches generally command higher prices and tend to be less cyclical than commodity grades because they are used for more specialized applications and because there are fewer substitutes for these products. Like its competitors, the Company is subject to a number of risks, including the cyclical nature of the industry and the high degree of competition in the industry. In addition, the Company is highly leveraged as a result of its initial capitalization and subsequent borrowings.

Note 2

Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Crown Paper, and Crown Paper Co.'s consolidated subsidiaries. Significant intercompany balances and transactions have been eliminated.

The accompanying financial statements include the consolidated results of operations, assets and liabilities of the Company as of and for the 52 weeks ended December 26, 1999, and December 27, 1998. The accompanying financial statements also include the consolidated results of operations of the Company for the 52 weeks ended December 28, 1997. The consolidated statements of operations and cash flows for the years end December 27, 1998 and December 27, 1997 include the results of operations of Berlin-Gorham. The consolidated statement of operations and statement of cash flows for the year ended December 26, 1999 include the results of Berlin-Gorham through July 8, 1999. The Company's fiscal year includes the 52 or 53 weeks ending on the last Sunday in December.

Cash and Cash Equivalents

The Company invests excess cash in marketable securities with original maturities of three months or less. These investments are classified as cash equivalents in the accompanying consolidated financial statements.

Inventories

Inventories are stated at the lower of cost or market and include the cost of materials, labor and manufacturing overhead. The last-in, first-out cost flow assumption is used for valuing substantially all domestic inventories other than stores and supplies. Stores and supplies and all inventories held by foreign operations are valued using the first-in, first-out method.

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

Management assesses the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Under Statement of Financial Accounting Standards No. 121 management is to review an asset for impairment when a trigger event occurs. Such assessment requires that the future cash flows expected to result from use of the assets are estimated and an impairment loss recognized when future cash flows are less than the carrying value of such assets. Estimating future cash flows requires the Company to estimate useful lives of its long-lived assets, future production volumes and costs, future sales volumes, demand for the Company's product mix and prices that reflect the use of its long-lived assets and market conditions.

If in future periods impairment indicators were to occur, an impairment analysis for those assets would be performed that could result in additional write downs of fixed assets.

Unamortized Debt Issue Costs

Debt issue costs, incurred primarily at the Spin-Off, are deferred and charged to interest expense over the life of the underlying indebtedness.

Goodwill

The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill and amortized over 40 years. Goodwill (included in intangibles), which relates to the St. Francisville, La., mill, totaled $40.1 million at December 26, 1999, and December 27, 1998, and is presented net of accumulated amortization of $14.2 million at December 26, 1999, and $13.2 million at December 27, 1998. The recoverability of goodwill has been evaluated to determine whether current events or circumstances warrant adjustments to the carrying value. As of December 26, 1999, and December 27, 1998, management believes that no significant impairment of goodwill was indicated.

Landfill Closure and Post-Closure Costs

The Company accrues for landfill closure and post-closure costs over the periods that benefit from the use of the landfills. Management regularly reviews the adequacy of cost estimates and adjusts the accrued amounts as necessary.Foreign Currency TranslationThe accounts of foreign subsidiaries of the Company are measured using local currency as the functional currency. Assets and liabilities are translated into U.S. dollars at period-end exchange rates, and revenue and expense accounts are translated at average monthly exchange rates. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated as a separate component of Shareholders' Equity. Gains and losses from foreign currency transactions are included in cost of sales and were less than $.1 million for each of the years presented.

Revenue Recognition and Selected Sales Information

Sales are recognized once title of product has passed to the customer, which is generally when the product is shipped.

During 1999, 1998, and 1997 export sales to foreign markets from the Company's domestic operations represented less than 10% of the Company's net sales for that year. Net sales from the Company's two Scottish facilities as a percent of total net sales were 8.8% for 1999, 7.7% for 1998 and 7.6% for 1997. No single customer accounted for more than 10% of net sales during 1999, 1998, or 1997.

Due From Parent

As part of the Spin-Off, Crown Vantage issued 11.45% Pay-in-Kind Notes due 2007 to James River. On September 28, 1998 Crown Vantage and Crown Paper settled with Forth James a variety of claims that had arisen between the companies. The settlement resulted in the delivery of $8.1 million of PIK Notes to Crown Paper from Fort James and an extraordinary gain of $5.0 million that is net of $3.1 million in taxes. Also included in "Due from Parent" are $2.4 million of expenses paid by the Company in behalf of the Parent, primarily lender consent fees and investment banking fees associated with the settlement and accrued interest.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.

Note 3

Sale of Accounts Receivable

The Company entered into a five-year agreement expiring in 2000 with certain banks, which provides for the sale of undivided interests (up to a maximum of $35 million since the fourth quarter of 1999 and up to $60 million prior to the fourth quarter of 1999) in a revolving pool of trade accounts receivable. As collections reduce accounts receivable included in the pool, the Company sells undivided interests in new receivables in order to bring the amount sold up to the amount permitted. The amount sold as of December 26, 1999 is $31.6 million, $39.7 million as of December 27, 1998 and $43.0 million as of December 28, 1997.

The proceeds from sales are less than the face amount of the undivided interests in accounts receivable sold and this discount ($2.2 million in 1999, $2.7 million in 1998 and $2.8 million in 1997) is included in selling and administrative expenses in the consolidated statement of operations.

Due to the filing of Chapter 11, the receivable purchase agreement has been terminated as of March 15, 2000. All outstanding balances will be settled through the collection of sold receivables (see Note 15).

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

Accounts receivable at the Company's facilities in Scotland totaled $17.8 million and $18.5 million on December 26, 1999, and December 27, 1998, respectively. There were no other significant concentrations of foreign credit risk on December 26, 1999, or December 27, 1998.

Note 5

Supplemental Balance Sheet Information


---------------------------------------------------------------------------------------------------------------
Inventories
(amounts in thousands)                                              1999                          1998
---------------------------------------------------------------------------------------------------------------
Raw Materials                                                    $  21,992                    $   24,716
Work-in-process                                                      5,163                         6,757
Finished goods                                                      35,977                        46,469
Stores and supplies                                                 20,418                        34,142
--------------------------------------------------------------------------------------------------------
                                                                    83,550                       112,084
Last-in, first-out reserve                                          (9,575)                       (9,687)
--------------------------------------------------------------------------------------------------------
Total Inventories                                                $  73,975                    $  102,397
--------------------------------------------------------------------------------------------------------
Valued at lower of cost or market:
Last-in, first-out                                               $  41,033                    $   57,072
First-in, first-out                                                 32,942                        45,325
--------------------------------------------------------------------------------------------------------
Total inventories                                                $  73,975                    $  102,397
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
(amounts in thousands)                                              1999                          1998
--------------------------------------------------------------------------------------------------------
Land and improvements                                            $  16,318                    $   33,968
Buildings                                                           96,698                       135,344
Machinery and equipment                                            717,289                       999,448
Construction in progress                                            12,518                        14,892
--------------------------------------------------------------------------------------------------------
                                                                   842,823                     1,183,652
Accumulated depreciation                                          (499,586)                     (756,019)
--------------------------------------------------------------------------------------------------------
                                                                   343,237                       427,633
Timber, net                                                          5,912                         6,442
--------------------------------------------------------------------------------------------------------
Net property, plant and equipment                                $ 349,149                    $  434,075
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Accrued Liabilities
(amounts in thousands)                                              1999                          1998
--------------------------------------------------------------------------------------------------------
Compensated absences                                             $   8,752                    $   11,238
Employee insurance benefits                                         11,100                        13,251
Accrued post retirement benefits
  other than pensions, current portion                               2,890                         2,947
Accrued interest                                                    13,064                        11,410
Taxes payable, other than income taxes                               2,731                        11,268
Other accrued liabilities                                           18,624                        25,154
--------------------------------------------------------------------------------------------------------
Total accrued liabilities                                        $  57,161                    $   75,268
--------------------------------------------------------------------------------------------------------

Note 6

Long-Term Debt

All debt in 1999 is considered current (see Note 15).

Consolidated long-term debt consists of the following:

(amounts in thousands)                                         1999                 1998
---------------------------------------------------------------------------------------------
Crown Paper Co.
Bank Credit Facility:
  Revolving credit, average interest rate 8.45%
   in 1999 and 8.57% in 1998, due 2002                        $104,500            $ 75,000
  Term Loan B, average interest rate 8.92% in
   1999 and 9.19% in 1998, due 2003                             80,216              96,175
---------------------------------------------------------------------------------------------
                                                               184,716             171,175
11% Senior Subordinated Notes, due 2005                        250,000             250,000
Industrial Revenue Bonds, average interest rate
 7.55% in 1999 and 1998, payable to 2026                        39,101              39,074
------------------------------------------------------------------------------------------
                                                               473,817             460,249
Less current portion                                                                 1,000
------------------------------------------------------------------------------------------
                                                              $473,817            $459,249
------------------------------------------------------------------------------------------

On March 15, 2000, the Company filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, Oakland Division (see Note 15). As a result of the Company's review of its debt covenants, the bankruptcy filing and cross acceleration provisions of various debt covenants, all debt is considered current as of December 26, 1999.

Under the Bank Credit Facility (the "Facility") the revolving credit available is in the aggregate amount of $121.5 million with an $8.5 million sublimit for letters of credit (of which $8.5 million has been issued at December 26, 1999). This revolving credit can be used for general corporate purposes, working capital needs, and permitted investments. At December 26, 1999, $104.5 million of the revolving credit was outstanding and $8.5 million of the aggregate line was available if needed. Borrowings under the Facility are subject to varying rates of interest that are indexed (at the Company's option) to a base rate (the higher of the Prime Rate or Federal Funds Rate) or the London Interbank Offered Rate.

Principal and interest amounts on the Term Loan are due in quarterly installments. In addition to those scheduled repayments, Crown Paper Co. is obligated to make prepayments equal to 75% of Excess Cash Flow (as defined in the underlying agreement). The Company did not generate Excess Cash Flow in 1999 or 1998. The Company is also required to make prepayments (in varying percentages of net proceeds) upon the occurrence of certain events that include, but are not limited to, proceeds received from any new debt or equity issuances, asset sales, and sales of accounts receivable. During 1999 the Company sold Berlin-Gorham and applied $15 million of the net proceeds to pay down Term Loan B and approximately another $15 million to pay down the revolving credit facility.

In connection with the Facility, Crown Paper Co. is required to comply with certain financial covenants. In November 1999, the Company closed its books for the month of October 1999 and determined that Crown Paper Co. no longer complied with the tangible net worth requirements. A waiver was obtained and an amendment was obtained with new covenants for the Facility. The Company was in compliance with these covenants as of December 26, 2000. The amendment in force as of December 26, 1999 expired February 15, 2000 upon which the original and substantially more restrictive covenants from the Facility would be in effect (see Note 17). In addition, both the Company and Crown Paper Co. are subject to certain limitations on indebtedness, liens, mergers and acquisitions, asset sales, investments, joint ventures, capital expenditures and prepayments or acquisitions of certain indebtedness. The Facility also restricts Crown Paper Co. from paying cash dividends to the Company. Generally, dividends are limited to (a) amounts necessary to pay certain personnel and administrative expenses (not to exceed $800,000 per year), (b) current taxes payable attributable to Crown Paper Co., and (c) Crown Paper Co.'s share of Equity Proceeds (as defined in the underlying agreement). The Facility contains customary events of default, including certain changes of control. The obligations under the Facility are collateralized by substantially all of the assets of Crown Paper Co.

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

Proceeds from the sale of industrial revenue bonds are used to finance eligible project costs, of which $1.3 million is included in cash and cash equivalents at December 27, 1998.

Due to the Company filing Chapter 11 and its potential impact on final settlement of all prepetition liabilities, it is not practicable to measure the fair value of the Company's debt as of December 26, 1999. At December 27, 1998 the estimated fair value of the Company's long-term debt instruments was $430.2 million. The fair values of the Company's long-term debt instruments are based on quoted market prices, estimated based on quoted market prices for similar issues or estimated by discounting expected cash flows at the rates currently available to the Company for debt having similar characteristics.

Note 7

Income Taxes

The Company recorded deferred tax benefits for the net operating losses of $60.4 million in 1999, $13.7 million in 1998, and $12.4 million in 1997. The Company has federal and state net operating loss carryforwards of approximately $155.7 million for 1999 that expire in 2019, $35.4 million for 1998 that expire in 2018, and $31.9 million for 1997 that expire in 2012. The Company made estimated tax payments of $.6 million in 1999, $.8 million in 1998, and $.7 million in 1997. The Company recorded a valuation allowance against the deferred tax assets of $49.7 million as of December 26, 1999 and $11.4 million as of December 27, 1998. This included a reduction of the deferred tax benefit of $38.0 million in 1999 and $10.6 million in 1998 and the complete offset of tax assets associated with the minimum pension liability of $.2 million in 1999 and $.8 million in 1998 with a valuation allowance.

The components of loss before income taxes and extraordinary item were as follows:

-----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                      1999                   1998                1997
-----------------------------------------------------------------------------------------------------------------------------
Domestic                                                                 $ (88,457)              $(225,629)          $(40,441)
Foreign                                                                      3,984                   6,022              5,778
-----------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                                 $ (84,473)              $(219,607)          $(34,663)
-----------------------------------------------------------------------------------------------------------------------------

Income tax expense (benefit) consisted of the following:

-----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                      1999                   1998                1997
-----------------------------------------------------------------------------------------------------------------------------
Current:
 Federal                                                                                                             $   (693)
 State                                                                   $     426               $     730              1,775
 Foreign                                                                     1,192                   1,426              1,497
-----------------------------------------------------------------------------------------------------------------------------
  Total current income tax expense (benefit)                                 1,618                   2,156              2,579
-----------------------------------------------------------------------------------------------------------------------------
Deferred:
 Federal                                                                   (31,479)                (78,054)           (13,353)
 State                                                                      (4,472)                 (8,833)            (1,685)
 Valuation allowance                                                        38,091                  10,527
 Foreign                                                                       (82)                    670                327
-----------------------------------------------------------------------------------------------------------------------------
  Total deferred income tax expense (benefit)                                2,058                 (75,690)           (14,711)
-----------------------------------------------------------------------------------------------------------------------------
   Income tax expense (benefit)                                          $   3,676               $(73,534)           $(12,132)
-----------------------------------------------------------------------------------------------------------------------------

Principal reasons for the differences between the federal statutory income tax rate on the loss before income taxes and extraordinary item, and the Company's effective tax rate were as follows:

------------------------------------------------------------------------------------------------------------------------------
                                                                                           Percent of Pretax Loss
------------------------------------------------------------------------------------------------------------------------------
                                                                              1999                    1998              1997
------------------------------------------------------------------------------------------------------------------------------
Federal statutory income tax rate                                            (35.0)%                 (35.0)%            (35.0)%
State income taxes, net of federal income tax effect                          (3.8)                   (3.8)              (3.7)
Valuation allowance                                                           45.1                     4.7
Amortization of goodwill                                                       1.0                      .2                1.0
Other items, net                                                              (2.9)                     .4                2.7
------------------------------------------------------------------------------------------------------------------------------
Effective income tax rates                                                     4.4%                  (33.5)%            (35.0)%
------------------------------------------------------------------------------------------------------------------------------

The income tax effects of temporary differences that gave rise to the net deferred tax assets and liabilities as of December 26, 1999 and December 27, 1998, were as follows:

-----------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                      1999                    1998
-----------------------------------------------------------------------------------------------------------
Excess of book over tax basis of property, plant and equipment           $  72,157               $  66,039
Pension benefits, net                                                       16,536                  15,407
Other items                                                                  3,491                   5,475
-----------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                              92,184                  86,921
-----------------------------------------------------------------------------------------------------------
Postretirement benefits other than pensions                                (32,331)                (40,229)
Accrued liabilities                                                        (15,559)                (27,079)
Net operating loss carryforward                                            (88,906)                (28,513)
Other items                                                                 (1,674)                 (1,153)
-----------------------------------------------------------------------------------------------------------
Total deferred tax assets                                                 (138,470)                (96,974)
-----------------------------------------------------------------------------------------------------------
Valuation allowance                                                         49,683                  11,392
-----------------------------------------------------------------------------------------------------------
Net deferred tax liability                                               $   3,397               $   1,339
-----------------------------------------------------------------------------------------------------------

Note 8

Pension and Other Benefit Plans

In connection with the Spin-Off, the Company and James River (now Fort James) entered into an agreement with the Pension Benefit Guaranty Corporation (the "PBGC") whereby U.S. pension plans transferred to the Company and corresponding accumulated participant benefits were frozen (the "Frozen Plans"). New pension plans (the "New Plans") were then established by the Company that have terms substantially similar to the Frozen Plans. An agreement between Fort James and the PBGC provides that, if the PBGC institutes proceedings to terminate a Frozen Plan, Fort James may either assume sponsorship of the plan or will be responsible for all liabilities arising from the termination of the plan. Fort James' contingent obligation with respect to the Frozen Plans will generally end when there are no unfunded benefit obligations for the Frozen Plans. Another agreement between Fort James and the Company (the "Pension Funding Agreement") establishes minimum funding requirements by the Company for the Frozen Plans that are at least equal to minimum funding requirements pursuant to Section 412 of the Internal Revenue Code.

Post-retirement benefit plans ("Other Benefits") are provided for certain salaried and substantially all hourly employees. Salaried employees hired before January 1, 1993 generally become eligible for retiree medical benefits after reaching age 55 with 15 years of service or after reaching age 65. Under the salaried plan, post-age 65 eligible retirees are reimbursed for a portion of the cost of premiums of Medicare supplement insurance policies, based upon vested years of service. Post-age 65 salaried retirees are also reimbursed for certain prescription drug costs, less deductibles. Pre-age 65 eligible retirees are paid a stated percentage of covered medical expenses, less deductibles. Salaried employees hired after January 1, 1993 are not eligible for retiree medical benefits. Benefits, eligibility and cost-sharing provisions for hourly employees vary by location and collective bargaining unit. All of the Company's retiree medical plans are unfunded.

The consolidated financial statements include the present value of benefit obligations, related components of pension and other benefit costs, unrecognized net gains and plan assets that were derived from actuarial calculations.

Summary information on the Company's pension and other benefit plans is as follows:


----------------------------------------------------------------------------------------------------------------------------
                                                                Pension Benefits                     Other Benefits
                                                       ----------------------------------  ---------------------------------
(amounts in thousands)                                       1999              1998              1999              1998
----------------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
Benefit obligation at beginning of year                     $  307,311         $ 281,048         $  72,901         $  70,523
Service cost                                                     7,158             7,314               904             1,174
Interest cost                                                   19,920            20,109             4,591             5,126
Amendment                                                           94               268
Plan participants' contributions                                 1,407             1,437             1,083               903
Actuarial (gain) loss                                          (17,760)           13,750           (17,287)              415
Benefits paid                                                  (18,630)          (16,615)           (5,170)           (5,240)
----------------------------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                           $  299,500         $ 307,311         $  57,022         $  72,901
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Change in plan assets                                       $  350,851         $ 337,134
Fair value of plan assets at beginning of year                  57,882            22,124
Actual return on plan assets                                     4,070             6,771
Company contributions                                            1,407             1,437
Plan participants' contributions                               (20,919)          (16,615)
Benefits paid
----------------------------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                    $  393,291         $ 350,851
----------------------------------------------------------------------------------------------------------------------------

Plan assets are invested primarily in domestic equity and fixed income mutual funds. The following table sets forth the funded status of the Company's pension plans and other benefit plans at December 26, 1999, and December 27, 1998:

----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                           Pension Plans                    Other Benefits Plans
----------------------------------------------------------------------------------------------------------------------------
                                                             1999              1998              1999              1998
----------------------------------------------------------------------------------------------------------------------------
Funded status (over/(under)funded)                        $ 93,791          $ 43,540         $ (57,022)        $ (72,901)
Unrecognized net gain                                      (55,091)           (8,365)          (22,378)          (20,631)
Unrecognized prior service cost (gain)                       9,932            10,011            (3,926)          (10,151)
Unrecognized net transition (asset) liability               (3,059)               55
Minimum pension liability                                   (2,425)           (4,115)
----------------------------------------------------------------------------------------------------------------------------
Net asset (liability)                                     $ 43,148          $ 41,126         $ (83,326)        $(103,683)
----------------------------------------------------------------------------------------------------------------------------

Amounts applicable to certain of the Company's pension plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets are as follows:

--------------------------------------------------------------------------------
                                                        1999             1998
--------------------------------------------------------------------------------
Projected benefit obligation                            $18,027          $21,981
Accumulated benefit obligation                           18,027           21,653
Fair value of plan assets                                16,708           18,474
--------------------------------------------------------------------------------

The components of the Company's net pension and other benefit costs, which include the Company's pension plan in Scotland and exclude the curtailment/settlement gains and losses as a result of the sale of Berlin-Gorham, which were included in the loss on sale (see Note 11) were as follows were as follows:

----------------------------------------------------------------------------------------------------------------------------
                                                       Pension Plans                           Other Benefit Plans
----------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                         1999           1998          1997          1999          1998          1997
----------------------------------------------------------------------------------------------------------------------------
Service cost                                 $  7,941      $  7,314      $  5,310       $   904       $ 1,174        $ 1,090
Interest cost                                  19,920        20,109        19,305         4,591         5,126          5,033
Net investment income on plan assets          (28,653)      (27,511)      (69,794)
Net amortization                                1,190           730        45,827        (2,749)       (3,352)        (3,886)
Contributions to multi-employer
 pension plans                                                   19            53
----------------------------------------------------------------------------------------------------------------------------
Net benefit cost                             $    398      $    661      $    701       $ 2,746       $ 2,948        $ 2,237
----------------------------------------------------------------------------------------------------------------------------

Net amortization of pension and other benefit costs includes amortization of the net transition assets, net experience gains and losses, and prior service costs over 15 to 20 years. The actuarial assumptions used in determining net pension and other benefit costs and related pension and other benefit obligations were as follows:

-------------------------------------------------------------------------------------------------------------
                                                          Pension Benefits              Other Benefits
-------------------------------------------------------------------------------------------------------------
                                                        1999           1998            1999         1998
-------------------------------------------------------------------------------------------------------------
Discount Rate                                            7.75%          7.0%           7.75%       7.0%
Assumed rate of increase in compensation levels          4.0%           4.0%
Expected long-term rate of return on plan assets        10.0%         10.0%
-------------------------------------------------------------------------------------------------------------

Changes in actuarial assumptions for 1999 resulted in a decrease to the net periodic pension and other benefit costs of $.2 million and the related accumulated benefit obligation of $4.1 million. The assumed health care cost trend rate used in measuring the accumulated benefit obligation for other benefits was 7.0% in 1999, declining by 0.5% per year through 2003 to an ultimate rate of 5.0%. The effect of a 1% change in the health care cost trend rate assumptions is as follows:

---------------------------------------------------------------------------------------
                                                         1% Increase        1% Decrease
---------------------------------------------------------------------------------------
Service and interest cost                                      $ .7               $ .6
Accumulated post-retirement benefit obligation                 $6.2               $4.9
---------------------------------------------------------------------------------------

Other assets include net noncurrent pension assets of $44.5 million on December 26, 1999 and $43.8 million on December 27, 1998, exclusive of the additional minimum pension liabilities. Intangible assets of $1.9 million for both years offset the additional minimum pension liabilities of $2.4 million on December 26, 1999 and $4.1 million on December 27, 1998. The additional minimum pension liabilities were offset by charges to shareholders' equity on December 26, 1999 of $.5 million and $2.2 million on December 27, 1998, net of no deferred taxes due to the valuation allowance (see Note 7).

Note 9

Commitments and Contingent Liabilities

Leases

As of December 26, 1999, future minimum rental payments under noncancelable operating leases were as follows:

(amounts in thousands)                  Minimum Rentals
-------------------------------------------------------

2000                                         $ 5,242
2001                                           6,350
2002                                           5,947
2003                                           4,411
2004                                           3,990
Later years                                    6,820
                                             -------
Total future minimum rentals                 $32,760
                                             =======

Rent expense totaled $5.8 million in 1999, $6.5 million in 1998, and $6.6 million in 1997.

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

The Company has accrued $10.8 million at December 26, 1999 and $12.2 million at December 27, 1998 primarily for estimated landfill site restoration, post-closure and monitoring costs. The Company anticipates to accrue on average less than $.2 million per year over the approximately 2 to 47 year useful life of the landfills with slightly higher accruals expected in the next two years. Balances will be paid out over an extended period of time ranging from 2000 through 2040 and beyond with no material payments estimated for any given year. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 13 of those sites. At 5 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is under way and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $1.1 million at December 26, 1999 and $.4 million at December 27, 1998. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules"), which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $22 million of capital expenditures may be required to comply with the rules with compliance dates that began in 1999 and extend over the next two to five years. Total capital spending since inception for compliance with the Cluster Rules is $6.8 million. $3.2 million was spent in 1999 and $3.6 million was spent in 1998. The Company anticipates capital expenditures of approximately $8 million during 2000 for compliance with the Cluster Rules. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by government agencies that is substantially different from the Company's interpretation, or other items.

Note 10

Employee Stock Ownership Plan

Currently the Company sponsors an Employee Stock Ownership Plan ("ESOP") that is available to substantially all employees of the Company. Participants may elect to contribute up to 16% of their compensation as pretax contributions under Internal Revenue Code 401(k). The Company will make matching contributions (up to a maximum of 6%) based on each participant's contribution. All 944,000 shares have been allocated under the ESOP plan and there are no unearned shares as of December 26, 1999 or December 27, 1998.

Prior to the fourth quarter of 1998, the ESOP was leveraged and was funded by loans from Crown Paper Co., with the proceeds used to purchase shares of the Company's Common Stock. The last outstanding loan was repaid in 1998. Prior to the loans being paid off, the Company's annual contributions to the ESOP in the form of matching contributions was equal to the amount needed by the ESOP to make the principal and interest payments on the loan.

When the ESOP was leveraged, shares were pledged as collateral for this debt. As the debt was repaid, shares were released from collateral and allocated to employees who made 401(k) contributions that year, based on the proportion of debt service paid in the year. The shares pledged as collateral were reported as unearned ESOP shares in the consolidated balance sheet. As the Company recognized compensation expense for its matching contribution, shares were committed for release from collateral and the shares became outstanding for earnings per share computations.

Compensation expense for the 401(k) match and the ESOP was $3.4 million in 1999 and $3.8 million in 1998.

Note 11

Sale of Berlin-Gorham

On July 9, 1999, the Company completed the sale of the Berlin-Gorham pulp and paper mills to ATC. The sale resulted in a charge of $16.2 million, which was recorded in the first quarter of 1999 and is included within "Asset impairment and other charges," and consisted of the following elements:

(amounts in millions)
Fixed asset write-down                                           $16.5
Transaction costs                                                  2.5
Loss on curtailment of pension plans                               3.4
Gain on curtailment of other benefit plans                        (6.2)
                                                                 -----
Total Charge                                                     $16.2
                                                                 =====

Net proceeds from the sale of Berlin-Gorham were approximately $42.5 million of which $15 million was used to pay down Term Loan B, with the remainder used to pay down the revolving credit facility. In connection with the sale, the Company retained accounts payable and certain other short-term operating liabilities of approximately $15 million at July 9, 1999. ATC assumed all environmental liabilities, except for some immaterial balances that were settled during 1999 as part of Berlin-Gorham operating liabilities retained by the Company. Also the Company recorded a settlement gain of $12 million for the settlement that occurred when the post retirement medical liability was assumed by ATC for on-going employees of Berlin-Gorham.

Note 12

Asset Impairment and Other Charges

During the fourth quarter of 1999, the Company took an additional step toward asset rationalization by migrating production of medical gown papers and certain other grades from a mill within the Parchment, Mich. facility to other locations within the Crown Paper system. Upon completion of the migration of these products, one mill within the Parchment, Mich. facility was closed and the Company recorded a charge of $2.8 million within "Asset impairment and other charges" primarily for the write-off of net fixed assets and stores supplies.

On February 1, 1999, the Company finalized an agreement with the City of Berlin NH, concerning assessed values and taxability of factory machinery. The Company reversed a property tax accrual of approximately $8.9 million in the first quarter of 1999, which relates to amounts over accrued for previous tax years.

During the fourth quarter of 1998, the Company determined that the estimated future cash flows for certain of its fixed assets (primarily at the Berlin and Gorham, NH, pulp and paper mills) were insufficient to recover the net book value of those assets. As an integrated facility, management considers Berlin-Gorham's pulp and paper mills as a single asset grouping when assessing and measuring impairment. Management assesses the recoverability of its investments in long-lived assets to be held and used in operations whenever events or circumstances indicate that their carrying amounts may be impaired. Under Statement of Financial Accounting Standards No. 121 management is to review an asset for impairment when a trigger event occurs. The trigger event for Berlin-Gorham occurred during fourth quarter of 1998 when it was determined that the facility would generate negative cash flows for the first time as part of Crown Paper during the year. These negative cash flows were the result of price decreases for the products manufactured at Berlin-Gorham. In the fourth quarter of 1998, management completed its 1999 annual operating plan, which also indicated negative cash flows were anticipated for Berlin-Gorham during 1999. In September of 1998 management received an unsolicited bid for Berlin-Gorham that was substantially below its book value. The combination of recent operating losses, the negative cash flows in 1998, relatively pessimistic industry forecasts of pricing in 1999, and fourth quarter due diligence regarding the unsolicited bid lead management to conclude in the fourth quarter of 1998 that indicators of impairment existed. In the fourth quarter of 1998, management estimated the future cash flows expected to result from use of the assets. Estimating future cash flows required an estimate of future revenues and costs based on expected useful lives of its long-lived assets, future production volumes and costs, future sales volumes, demand for the mills' product mix and prices that reflect the use of its long-lived assets and market conditions. Once net future cash flows were estimated, they were discounted to their net present value as an estimate of fair value and compared to the net book value. Also the Company permanently idled a machine at its Parchment facility. Based on this assessment, a $146.9 million charge was recorded during the fourth quarter of 1998 to write down impaired and permanently idled assets to the present value of their estimated future cash flows.

Also during the fourth quarter of 1998, the Company determined that the co-generation facility at the St. Francisville, La., mill no longer provided substantive use or benefit to the mill. Based on this assessment, the Company recorded a $16.9 million charge during the fourth quarter of 1998, which represents discounted net future lease payments.

On July 18, 1999 an explosion occurred at the St. Francisville mill with damage limited primarily to the leased co-generation facility, discussed above. As allowed under the lease terms, the Company terminated the lease in exchange for a $16.3 million termination payment in the third quarter of 1999. The termination payment, which approximated the net present value of future lease payments, was charged against the reserve established in the fourth quarter of 1998. As a result of the lease termination, the Company took title to the leased facility and was released from a $24.7 million letter of credit. A $5.1 million gain (included in "Asset impairment and other charges ") from insurance proceeds as a result of the explosion was recorded during the later part of 1999. The insurance proceeds were collected during 1999 and the first quarter of 2000.

During the fourth quarter of 1997, the Company sold approximately 108,000 acres of timber-producing properties for approximately $36 million and recognized a gain of $13.5 million.

During the fourth quarter of 1997, the Company closed its Newark, Del., facility and recorded a charge related to the closure of the mill in the fourth quarter of 1997 totaling $3.3 million.

Note 13

Severance and Relocation Accruals

During 1999, the Company announced the move of its Oakland, California headquarters to Cincinnati, Ohio and a reduction of 50 salaried employees from throughout the Company. Reserves totaling $6.3 million for severance and relocation costs were recorded during the third and fourth quarters of 1999. The associated costs are included either in cost of goods sold ($1.8 million) or in "Asset impairment and other charges" ($4.5 million) depending on whether the affected employees were part of sales, general and administrative functions or part of manufacturing operations. Approximately $1.8 million of the severance accrual is covered benefits through the salaried defined benefit pension plans. As of December 26, 1999 approximately $.7 million of the liability had been settled. $.4 million was settled through salaried defined benefit pension plans and $.3 million was paid by the Company in cash. The remaining liability will be substantially settled during 2000.

During 1998, the Company accrued $3.0 million within cost of goods sold relating to the announced 5% work force reduction. The accrual was primarily for severance and benefit payments to approximately 230 hourly and salaried employees from manufacturing, maintenance, and office staff. The pay out of severance benefits for the 1998 work force reduction was completed during 1999.

Note 14

Segment Information
The Company is organized around two segments based primarily on similarities in products and customers.

----------------------------------------------------------------------------------------------------------------
(amounts in millions)                                           1999                  1998                1997
----------------------------------------------------------------------------------------------------------------
Operating income (loss):
   Printing & Publishing Papers                                $  (8.2)              $(166.1)             $  1.0
   Specialty Papers                                              (27.1)                 (6.0)               13.3
----------------------------------------------------------------------------------------------------------------
   Total                                                       $ (35.3)              $(172.1)             $ 14.3
----------------------------------------------------------------------------------------------------------------
EBITDA:
   Printing & Publishing Papers                                $  43.0               $  56.7              $ 64.4
   Specialty Papers                                                 .6                  24.5                34.6
   Other                                                            .4                    .7                 1.0
----------------------------------------------------------------------------------------------------------------
   Total                                                       $  44.0               $  81.9              $100.0
----------------------------------------------------------------------------------------------------------------
Total assets:
   Printing & Publishing Papers                                $ 330.8               $ 457.6              $631.4
   Specialty Papers                                              199.6                 204.1               222.0
   Other                                                          26.4                  27.6                27.2
----------------------------------------------------------------------------------------------------------------
   Total                                                       $ 556.8               $ 689.3              $880.6
----------------------------------------------------------------------------------------------------------------
Net sales:
   Printing & Publishing Papers                                $ 411.5               $ 512.8              $513.0
   Specialty Papers                                              327.3                 338.2               384.5
----------------------------------------------------------------------------------------------------------------
   Total                                                       $ 738.8               $ 851.0              $897.5
----------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense:
   Printing & Publishing Papers                                $  39.5               $  62.3              $ 63.3
   Specialty Papers                                               22.9                  23.7                21.2
----------------------------------------------------------------------------------------------------------------
   Total                                                       $  62.4               $  86.0              $ 84.5
----------------------------------------------------------------------------------------------------------------
Non-cash Asset impairment, other charges,
and timberland gain:
   Printing & Publishing Papers                                $ (11.5)              $(159.9)             $ 10.2
   Specialty Papers                                               (4.9)                 (6.9)
----------------------------------------------------------------------------------------------------------------
   Total                                                       $ (16.4)              $(166.8)             $ 10.2
----------------------------------------------------------------------------------------------------------------
Expenditures for property, plant and equipment:
   Printing & Publishing Papers                                $  17.4               $  27.2              $ 43.5
   Specialty Papers                                               12.4                  13.9                13.0
   Other                                                           1.2                   1.0                 2.8
----------------------------------------------------------------------------------------------------------------
   Total                                                       $  31.0               $  42.1              $ 59.3
----------------------------------------------------------------------------------------------------------------

Both operating income (as used in the statement of operations) and EBITDA are used by the Company's chief operating decision makers to assess the performance of these segments. EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. 1999 EBITDA for printing and publishing papers excludes the effect of the $16.2 million write down of fixed assets to their net realizable value due to the sale of Berlin-Gorham, $8.9 million property tax accrual reversal, and severance and other charges related to cost reduction efforts and the relocation of corporate headquarters for $4.2 million. 1999 EBITDA for specialty papers excludes the effect of a $4.9 million charge for severance and other charges related to cost reduction efforts and the relocation of corporate headquarters. 1998 EBITDA for printing and publishing papers excludes this segment's allocation of $145.2 million for fixed asset write-downs, a $12.1 million charge for future lease payments for the co-generation facility at the St. Francisville, La., mill and a severance accrual of $2.6 million. Specialty papers' 1998 EBITDA excludes $1.7 million for the fixed asset write-down, a $4.8 million charge for future lease payments for the co-generation facility at the St. Francisville, La., mill and a severance accrual of $.4 million. Printing and publishing papers' 1997 EBITDA includes a $13.5 million gain on sale of timberlands and a $3.3 million charge due to the closure of the Newark, Del. facility. "Other" consists primarily of corporate balances not allocated to segments such as prepaid pension assets, deferred income taxes and the balance sheet effect of certain financing arrangements. The allocation of pension costs to the segments is actuarially determined. Corporate general and administrative expenses are allocated based on tons sold.

Note 15

Subsequent Events

Voluntary Filing Seeking Reorganization Under Chapter 11 of the United States Bankruptcy Code

The sustained losses in recent years resulted in a violation of a tangible net worth covenant of the senior secured credit facility (the

"Credit Agreement") that occurred upon closing the accounting records for October 1999. The Company obtained a waiver for this violation and renegotiated a series of amendments to the Credit Agreement to provide sufficient liquidity for operations through early March 2000. The amount of liquidity available under these new amendments was significantly reduced from the levels of liquidity available prior to the tangible net worth covenant violation. The amendments did not provide for sufficient liquidity for the Company to pay its interest payment on the 11% Senior Subordinated Notes due March 1, 2000. As a result of filing for bankruptcy and not making the March interest payments, the Company is in default of all debt agreements. All debt balances have been classified as current on December 26, 1999. On March 15, 2000, the Company, except for its operating subsidiary in the United Kingdom, filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court"). Also the receivable securitization agreement between Crown Paper, various lenders and Crown Paper Funding Corp. (a bankruptcy remote and wholly owned subsidiary of Crown Paper) has been terminated due to the filing of Chapter 11. All receivables sold through this agreement are being settled as collected and no new receivables will be sold as of the petition date and beyond.

To ensure the Company has the capital to continue to operate its business as normal during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The Company is continuing to implement a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. A plan of reorganization is being developed. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. Furthermore, we expect the Bankruptcy Court to allow for the retention of legal and financial professionals to advise in the bankruptcy proceedings. The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's business and to restructure the Company's obligations.

Note 16

Quarterly Financial Summary (unaudited)

------------------------------------------------------------------------------------------------------------------
(amounts in thousands)             First            Second            Third             Fourth
                                  Quarter           Quarter          Quarter           Quarter             Year
------------------------------------------------------------------------------------------------------------------
1999
Net sales                       $201,165           $204,882          $166,329         $ 166,386          $ 738,762
Gross margin                       8,122             12,995             4,427             3,960             29,504
Net loss                         (27,003)           (14,943)          (19,661)          (26,542)           (88,149)
------------------------------------------------------------------------------------------------------------------
1998
Net sales                       $221,806           $215,413          $211,768         $ 202,007          $ 850,994
Gross margin                       8,998             11,982            21,679            11,400             54,059
Net loss before
   extraordinary item            (11,638)            (9,663)           (4,297)         (120,475)          (146,073)
Net loss                         (11,638)            (9,663)           (4,297)         (115,511)          (141,109)
------------------------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning the Company's Board of Directors and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the text under the captions "Election of Directors," "Certain Information Concerning the Board of Directors and its Committees" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Parent's Proxy Statement.

Information concerning the Company's Executive Officers appears under the caption "Executive Officers of Crown Paper Co." included in Part I of this Form 10-K.

Item 11.  Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the following tables and related text, which are included in the Parent's Proxy Statement: Summary Compensation Table, Options/SAR Grants in 1999, Aggregated Option/SAR Exercises in 1999 and Fiscal Year End Option/SAR Values, and Approximate Annual Pension Benefit at Age 65.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Not applicable

Item 13.  Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions with officers and directors is incorporated herein by reference from the text under the caption "Certain Relationships and Related Transactions" included in the Parent's Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Exhibits

All exhibits, including those incorporated by reference:

Exhibit
  No.       Description
-------     -----------
 2.1(1)     Form of Contribution Agreement among Crown Paper Co. ("Crown
            Paper"), Crown Vantage, Inc. ("Crown Vantage"), James River
            Corporation of Virginia ("JRC") and James River Paper Company, Inc.
            ("James River Paper")
 3.1(1)     Articles of Incorporation of Crown Paper
 3.2(4)     Articles of Amendment to the Articles of Incorporation dated May 13,
            1996 and July 31, 1996
 3.3(13)    Restated Bylaws of Crown Paper
 3.4(1)     Articles of Designation for Preferred Shares, Series A
 4.1(1)     Form of Rights Agreement between Crown Vantage and Norwest Bank
            Minnesota, N.A., as Rights Agent
10.1(1)     Form of Tax Sharing Agreement among JRC, James River Paper, Crown
            Vantage and Crown Paper
10.2(1)     Form of Environmental Services Agreement between James River Paper and
            Crown Paper
10.3(1)     Form of Pulp Technology Services Agreement between James River Paper and Crown Paper
10.4(1)     Form of Cottonwood Pedigreed Plant Material Agreement between James
            River Paper and Crown Paper
10.5(1)     Form of Landfill Agreement between James River Paper and Crown Paper
10.6(1)     Form of Allocation Agreement among JRC, James River Paper and Crown
            Paper
10.7(1)     Form of Pension Funding Agreement among Crown Paper, Crown Vantage and
            James River
10.8(1)     Form of Guaranty Support Agreement among Crown Paper, Crown Vantage and
            James River
10.9(1)     Form of Eureka Trademark Agreement
10.10(1)    Form of Crown Vantage Stock Option Plan for Outside Directors **
10.11(6)    Crown Vantage Inc. Stock Award Plan for Outside Directors  (as
            amended) **
10.12(6)    Second Amendment to the Crown Vantage Inc. Stock Award Plan for
            Outside Directors **
10.13(5)    Crown Vantage Inc. 1995 Incentive Stock Plan  **
10.14(1)    Form of Crown Vantage Inc. Stock Plus Employee Stock Ownership Plan **

Exhibit
  No.       Description
-------     -----------
10.15(3)    Form of Employment Agreement for Ernest S. Leopold dated December 5,
            1995 **
10.16(2)    Form of Nonstatutory Stock Option with Reload Feature Agreement under the Registrant's 1995 Omnibus Incentive Stock Plan **
10.17(2)    Form of Restricted Stock Award Agreement under the Registrant's 1995
            Omnibus Incentive Stock Plan **
10.18(2)    Form of Nonstatutory Stock Option Agreement under the Registrant's
            1995 Stock Option Plan for Outside Directors **
10.19(2)    Form of Restricted Stock Award Agreement under the Registrant's 1995
            Stock Award Plan for Outside Directors **
10.20(3)    Form of Agreement (Severance) dated December 5, 1995 **
10.21(3)    Form of Amendment No. 1 to the Crown Vantage Inc. Stock Plus Employee
            Stock Ownership Plan
10.22(1)    Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.23(6)    First Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.24(1)    Bank Credit Agreement among Morgan Guaranty Trust Company of New York, as Agent, the Banks named therein, Crown Paper and Crown Vantage
10.25(6)    Amendment No. 1 to Credit Agreement
10.26(6)    Amendment No. 2 to Credit Agreement
10.27(6)    Receivables Purchase Agreement
10.28(6)    Purchase and Sale Agreement (relating to Receivables Purchase
            Agreement)
10.29(6)    Loan Agreement between Business Finance Authority of the State of New
            Hampshire and Crown Paper Co.
10.30(6)    Refunding Loan Agreement between Business Finance Authority of the
            State of New Hampshire and Crown Paper Co.
10.31(8)    Amendment No. 3 to Credit Agreement
10.32(8)    Amendment No. 4 to Credit Agreement
10.33(7)    Option and Settlement Agreement Between Fort James Corporation and
            Crown Vantage, relating to the PIK Notes
10.34(9)    Amendment No. 1 to Form of Agreement (Severance) (a management contract) **
10.35(10)   Form of Agreement - Deferred Stock Awards for Selected Salaried
            Employees  **
10.36(10)   Form of Agreement - Deferred Stock Awards for Senior Officers  **
10.37(10)   Description of Temporary Enhanced Severance **
10.38(11)   Form of Employment Agreement (amendment No. 2) for Ernest S. Leopold
            dated September 11, 1998   **
10.39(11)   Amendment No. 5 to Credit Agreement
10.40(12)   Amendment No. 6 to Credit Agreement
10.41(12)   Second Supplemental Indenture between the Bank of New York, as trustee, and the Company, relating to the Notes
10.42(13)   Amendment No. 7 to the Credit Agreement
10.43(13)   Asset Purchase Agreement of Berlin-Gorham pulp and paper mills from
            Crown Vantage and Crown Paper Co. to American Tissue Holdings Inc .
10.44(14)   Amendment No. 8 to the Credit Agreement
10.45(15)   Employment Agreement with Chief Executive Officer, (a management contract) **
10.46(15)   Employment Agreement with Chief Financial Officer, (a management contract) **
10.47(15)   Amendment No. 2 Form of Agreement (severance) (a management contract)**
10.48(15)   Separation and General Release Agreement with Christopher M. McLain (severance) **
10.49(15)   Employment Agreement with Senior Vice President, Administration and General Counsel, **
10.50(15)   Employment Agreement with Senior Vice President, Printing and Publishing Papers
10.51(15)  Separation and General Release Agreement with Antoinette S. Gabriel (severance) **
10.52(15)  Separation and General Release Agreement with Katie Cutler (severance) **
10.53*     Amendment No. 9 to the Credit Agreement
10.54*     Amendment No. 10 to the Credit Agreement
10.55*     Amendment No. 11 to the Credit Agreement
27*        Financial Data Schedule

-------------
(1) Previously filed as Exhibits to Crown Paper Inc. Registration Statement No. 33-93494 on Form S-1 filed with the Securities and Exchange Commission ("SEC") on June 15, 1995 and all amendments thereto, concerning the offering of the $250,000,000 aggregate amount of Senior Subordinated Notes due 2005 to be issued by Crown Paper Co.
(2) Previously filed as Exhibits to Crown Vantage Inc. Form 10-Q for the quarterly period ended September 24, 1995.
(3) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.
(4) Previously filed as Exhibits to Crown Vantage Inc. Registration Statement No. 333-09361 on Form S-8 and to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 30, 1996, respectively.
(5) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 29, 1996.

 (6) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 29, 1996
 (7) Previously filed in Form 8-K dated March 25, 1998.
 (8) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 28, 1997
 (9) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended March 29, 1998.
(10) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 28, 1998.
(11) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 28, 1998.
(12) Previously filed as Exhibits to Crown Vantage Inc.'s Annual Report on Form 10-K for the year ended December 27, 1998
(13) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended March 28, 1999.
(14) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended June 27, 1999.
(15) Previously filed as Exhibits to Crown Vantage Inc.'s report on Form 10-Q for the quarter ended September 26, 1999.
*    Included as an exhibit herein.
**   Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

Current Report, previously filed on Form 8-K dated December 6, 1999 relating to successful amendment of debt covenants for the fourth quarter of 1999.

Current Report, previously filed on Form 8-K dated March 1, 2000 relating to the Company reaching agreement for additional liquidity and seeking recapitalization of the Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2000                       Crown Paper Co.
                                      (Registrant)


/s/ R. Neil Stuart
----------------------------
    R. Neil Stuart,
    Executive Vice President
    Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Evan C. Davis, and R. Neil Stuart, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.


Signature                                    Title
---------                                    -----
/s/  George B. James                         Chairman and Director
-------------------------------------
     George B. James

/s/  Robert A. Olah                          Chief Executive Officer, President and Director
-------------------------------------
     Robert A. Olah

/s/  E. Lee Showalter                        Director
-------------------------------------
     E. Lee Showalter


Signature                                    Title
---------                                    -----
/s/  William D. Walsh                        Director
-------------------------------------
     William D. Walsh

/s/  James S. Watkinson                      Director
-------------------------------------
     James S. Watkinson

/s/  Donna L. Weaver                         Director
-------------------------------------
     Donna L. Weaver

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2000.

Signature                                    Title
---------                                    -----

/s/  R. Neil Stuart                          Chief Financial Officer
-------------------------------------
     R. Neil Stuart