Form 10-Q
period 2000-06-25
CROWN PAPER CO
filed 2000-08-09
CIK 946820

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended: June 25, 2000  Commission File Number: 33-93494
-------------------------------------------------------------------------------


                                CROWN PAPER CO.
                            (Debtor-In-Possession)
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

                                                       Yes   X       No_________
                                                           ------

Number of shares of no par value common stock outstanding as of the close of business on August 3, 2000:

               One (1) share, that is owned by Crown Vantage Inc.
              ----------------------------------------------------

                                     INDEX
                                CROWN PAPER CO.
                            (Debtor-In-Possession)


PART I:  Financial Information

         Item 1.  Financial Statements

                  . Condensed Consolidated Balance Sheets - June 25, 2000 and December 26, 1999.

                  . Condensed Consolidated Statements of Operations - Six months and second quarter ended June 25, 2000 and June 27, 1999.

                  . Condensed Consolidated Statements of Cash Flows - Six months ended June 25, 2000 and June 27, 1999.

                  .  Notes to Condensed Consolidated Financial Statements.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II: Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
------

ITEM 1  --  FINANCIAL STATEMENTS
------

                                CROWN PAPER CO.
                            (Debtor-In-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

ASSETS                                                  June 25, 2000   December 26, 1999
                                                        -------------   -----------------
                                                         (Unaudited)
                                                         -----------
Current Assets:
  Cash and cash equivalents                             $         208        $     2,434
  Accounts receivable, net                                     71,905             36,871
  Inventories                                                  73,033             73,975
  Prepaid expenses and other current assets                    15,427             13,504
                                                       --------------        -----------
      Total current assets                                    160,573            126,784
Property, plant and equipment, net                            335,645            349,149
Other assets                                                   52,386             54,106
Due from Parent                                                11,910             11,669
Intangibles, net                                               26,165             26,727
                                                       --------------        -----------
      Total Assets                                     $      586,679        $   568,435
                                                       ==============        ===========
LIABILITIES AND DEFICIT
Current Liabilities:
  Accounts payable                                     $       25,825        $    45,113
  Accrued liabilities                                          42,982             57,161
  Current portion of long-term debt                           240,924            473,817
  Liabilities subject to compromise                           313,077                  -
                                                       --------------        -----------
     Total current liabilities                                622,808            576,091
Long-term debt                                                 41,500                  -
Accrued postretirement benefits other than pensions            79,153             80,436
Other long-term liabilities                                     9,848             25,076
                                                       --------------        -----------
     Total Liabilities                                        753,309            681,603
                                                       ==============        ===========
Shareholders' Equity (Deficit):
  Preferred Stock, no par value;
     Authorized - 500,000 shares;
     Issued and outstanding - None
  Common Stock, no par value;
     Authorized - 5,000 shares;
     1 share outstanding at June 25, 2000 and
     and December 26, 1999                                    139,170            139,012
  Other comprehensive (loss):
  Minimum pension liability                                      (481)              (481)
  Cumulative foreign currency translation adjustment           (2,208)               658
  Retained deficit                                           (303,111)          (252,357)
                                                       --------------        -----------
                                                             (166,630)          (113,168)
                                                       --------------        -----------
Total Liabilities and Deficit                          $      586,679        $   568,435
                                                       ==============        ===========

See notes to condensed consolidated financial statements

                                CROWN PAPER CO.
                            (Debtor-In-Possession)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Six Months (26 weeks) and Second Quarter (13 weeks)
                     Ended June 25, 2000 and June 27, 1999
                           (in thousands of dollars)


                                                         Second Quarter                       Six Months
                                                  --------------------------          ---------------------------
                                                    2000             1999               2000              1999
                                                  --------         ---------          --------          ---------
                                                         (Unaudited)                           (Unaudited)
Net sales                                         $153,134         $204,882           $312,835          $ 406,047
Cost of goods sold                                 155,934          191,887            314,588            384,930
                                                  --------         --------           --------          ---------
Gross margin                                        (2,800)          12,995             (1,753)            21,117
Selling and administrative expenses                 (9,439)         (15,243)           (21,891)           (30,667)
Other operating income, net                           (447)                              1,601
Property tax accrual reversal                                                                               8,957
Adjustment of assets held for sale
  to net realizable value                                                                                 (16,175)
                                                  --------         --------           --------          ---------
  Operating Loss                                   (12,686)          (2,248)           (22,043)           (16,768)
Interest expense (Contractual
 interest for 2000 is $15.1
 million for the quarter and $28.7
 million for six months)                            (8,089)         (12,455)           (21,667)           (24,881)
Other income, net                                      143              391                392                766
Reorganization expense                              (4,337)                             (7,040)
                                                  --------         --------           --------          ---------
  Loss before income taxes                         (24,969)         (14,312)           (50,358)           (40,883)
Provision for income taxes                             250              631                396              1,063
                                                  --------         --------           --------          ---------
  NET LOSS                                        $(25,219)        $(14,943)          $(50,754)         $ (41,946)
                                                  ========         ========           ========          =========

See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                            (Debtor-In-Possession)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Six Months (26 weeks)
                     Ended June 25, 2000 and June 27, 1999
                           (in thousands of dollars)

                                                                                         Six Months
                                                                                 -------------------------
                                                                                    2000          1999
                                                                                 -----------   -----------
                                                                                        (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                                                       (50,754)       (41,946)
     Items not affecting cash:
         Depreciation and cost of timber harvested                                   28,094         31,300
         Amortization of goodwill and other intangibles                                 562            562
         Non-cash interest and other                                                  1,334          1,129
         Property tax accrual reversal                                                    -         (8,957)
         Adjustment of assets held for sale to net realizable value                       -         16,175
     Changes in current assets and liabilities:
         Accounts receivable                                                        (35,034)          (187)
         Inventories                                                                    942          4,574
         Other current assets                                                        (6,146)         5,442
         Accounts payable                                                            15,154          1,443
         Accrued interest                                                            13,370             45
         Other current liabilities                                                      183         (4,813)
     Other, net                                                                     (12,359)        (8,805)
                                                                                   --------     ----------
         Cash Used for Operating Activities                                         (44,654)        (4,038)
                                                                                   --------     ----------

Cash Provided by (Used for) Investing Activities:
     Expenditures for property, plant and equipment                                 (15,152)       (15,813)
     Other, net                                                                         562            257
                                                                                   --------     ----------
         Cash Used for Investing Activities                                         (14,590)       (15,556)
                                                                                   --------     ----------

Cash Provided by (Used for) Financing Activities:
     Proceeds from revolving line of credit                                          23,721         60,000
     Payments for revolving line of credit                                           (5,000)       (41,000)
     Proceeds from DIP Financing, net                                                38,185              -
     Other, net                                                                         112           (500)
                                                                                   --------     ----------
         Cash Provided by Financing Activities                                       57,018         18,500
                                                                                   --------     ----------

Increase (decrease) in cash and cash equivalents                                     (2,226)        (1,094)
Cash and cash equivalents at beginning of year                                        2,434          9,806
                                                                                   --------     ----------
Cash and cash equivalents at end of period                                         $    208     $    8,712
                                                                                   ========     ==========

See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                            (Debtor-in-Possession)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1  --  ORGANIZATION AND BASIS OF PRESENTATION
------

The accompanying unaudited condensed consolidated financial statements include the consolidated operations, assets and liabilities of Crown Paper Co. ("Crown Paper"), and Crown Paper Co.'s consolidated subsidiaries (The "Company"). The Company is a wholly owned subsidiary of Crown Vantage Inc. ("Crown Vantage" or the "Parent").

The sustained losses in recent years resulted in the violation of a tangible net worth covenant of the senior secured credit facility (the "Credit Agreement") that occurred upon closing the accounting records for October 1999. The Company obtained a waiver for this violation and renegotiated a series of amendments to the Credit Agreement to provide sufficient liquidity for operations through early March 2000. The amount of liquidity available under these new amendments was significantly reduced from the levels of liquidity available prior to the tangible net worth covenant violation. The amendments did not provide for sufficient liquidity for the Company to pay its interest payment on the 11% Senior Subordinated Notes due March 1, 2000. As a result of filing for bankruptcy and not making the March interest payments, the Company is in default of all debt agreements. On March 15, 2000, the Company, except for its operating subsidiary in the United Kingdom, filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represents the interests of all unsecured creditors of the Debtors, has been appointed. Also, the receivable securitization agreement between Crown Paper, various lenders and Crown Paper Funding Corp. (a bankruptcy remote and wholly owned subsidiary of Crown Paper) has been terminated due to the filing of Chapter 11. The approximately $32 million that was outstanding as of March 15, 2000 under the receivables agreement was settled.

As a result of the filing, liabilities in the amount of $313.1 million are subject to compromise under a plan of reorganization. The composition of the liabilities subject to compromise is outlined below:

                                             Liabilities Subject to Compromise
                                             ---------------------------------
                                                          (millions)
         Accounts payable                                $    38.4
         Senior subordinated notes, net                      246.0
         Accrued interest                                     15.7
         Other liabilities                                    13.0
                                                         ---------

           Total liabilities subject to compromise       $   313.1
                                                         ---------

To provide the Company with operating capital during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The Company is in the process of developing a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. A plan of reorganization is being developed. The plan of reorganization may include a sale of a major portion of the assets of the Company. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. As of June 25, 2000, no action has occurred regarding executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. Furthermore, we expect the Bankruptcy Court to allow for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

On July 26, 2000, Crown Vantage signed a Letter of Intent with Crown Acquisition Corporation ("CAC") to sell substantially all of the assets of Crown Paper, to CAC. The assets are being sold under Section 363 of the Bankruptcy Code. As consideration for these assets CAC will pay $375.9 million in cash, assume approximately $39.1 million in Industrial Revenue Bonds, issue stock purchase options to acquire 10% of CAC at closing of the sale, and warrants exercisable over seven years for 5% of CAC at an exercise price of three times the price paid by co-investors in CAC. The Letter of Intent is subject to various risks and uncertainties, including, but not limited to; the buyer's completion of due diligence, the ability to secure financing and the Court's approval. Proceeds from the sale will be distributed based upon the determination of the Court.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 26, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 25, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Form 10-K for the year ended December 26, 1999.

NOTE 2  -- INCOME TAX
------

The tax provisions for June 25, 2000 and June 27, 1999 are for certain non-income based state taxes and foreign income taxes. During the first six months of 2000 and 1999 the Company recorded a $20.5 million and a $17.5 million valuation allowance, respectively, against the deferred tax assets reducing the tax benefit of the net operating loss to $0. The valuation allowances recorded in the second quarters of 2000 and 1999 were $9.2 million and $6.0 million, respectively.

NOTE 3  -- DEBT
------

Consolidated debt consists of the following:

                                                June 25     December 26
                                                  2000          1999
                                               ---------    -----------
                                               (in thousands of dollars)
     Credit Facility:
      Revolving line of credit                  $123,221     $104,500
      Term Loan B                                 80,008       80,216
                                                --------     --------
                                                 203,229      184,716
     11% Senior Subordinated Notes*              245,950      250,000
     Industrial Revenue Bonds+                    39,115       39,101
     Debtor-in-Possession financing               41,500            0
                                                --------     --------
     Total debt                                  529,794      473,817
      Less current portion                       488,294      473,817
                                                --------     --------
     Long-term debt                             $ 41,500     $      0
                                                ========     ========

     *  Liabilities subject to compromise
     +  A net $1,420 of the Industrial Revenue Bonds is subject to compromise

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

NOTE 4  -- INVENTORIES
------

                                                             June 25, 2000  December 26, 1999
                                                             -------------  -----------------
                                                                 (in thousands of dollars)
Raw materials                                                     $ 21,674            $21,992
Work in process                                                      5,490              5,163
Finished goods                                                      36,656             35,977
Stores and supplies                                                 20,606             20,418
                                                                  --------            -------
                                                                    84,426             83,550
Reduction to state inventories at last-in, first-out cost          (11,393)            (9,575)
                                                                  --------            -------
                                                                  $ 73,033            $73,975
                                                                  ========            =======

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

The Company has accrued $10.2 million at June 25, 2000 and $10.8 million December 26, 1999 primarily for estimated landfill site restoration, post-closure and monitoring costs. The Company anticipates to accrue on average less than $.2 million per year over the approximately 2 to 47 year useful life of the landfills with slightly higher accruals expected in the next two years. Balances will be paid out over an extended period of time ranging from 2000 through 2040 and beyond with no material payments estimated for any given year. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 19 sites in the United States. The Company has previously settled its remediation obligations at 13 of those sites. At 5 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At one other site, remedial investigation is under way and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $1.0 million at June 25, 2000 and $1.1 million at December 26, 1999. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $22 million of capital expenditures may be required to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. The Company has incurred $1.5 million in the first six months of 2000 and anticipates capital expenditures of approximately $8 million during 2000 for compliance with the Cluster Rules. Total capital spending since inception for compliance with the Cluster Rules is $8.3 million. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by governmental agencies that is substantially different from the Company's interpretation, or other items.

NOTE 6 - ASSET IMPAIRMENT ANALYSIS
------

During the first six months of 2000, the specialty papers segment experienced negative cash flows (see Note 12). Also certain mills within the printing and publishing papers segment experienced negative cash flows during this period. The Company is in the process of evaluating theses mills, including possible mill closures, potential changes in product mix, idling certain machines, or other cost reduction efforts. Management anticipates completing this analysis, including cash flow projections during the third quarter of 2000 to determine whether impairment has occurred. On July 26, 2000, Crown Vantage signed a Letter of Intent with Crown Acquisition Corporation ("CAC") to sell substantially all of the assets of Crown Paper, to CAC. This sale, which is subject to Court approval and Section 363 of the Bankruptcy Code, would have a significant impact on the results of any impairment assessment.

NOTE 7 -- COMPREHENSIVE INCOME
------

Comprehensive income for the Company consists of net income, foreign currency translation adjustments and minimum pension liability adjustments. During the second quarter of 2000 and 1999, the Company's total comprehensive loss was $27.6 million and $15.2, respectively, and for the six months ended June 25, 2000 and June 27, 1999 the Company's total comprehensive loss was $53.7 million and $43.5 million, respectively.

NOTE 8 -- SETTLEMENT OF BERLIN PROPERTY TAX CASE
------

On February 1, 1999, the Company finalized an agreement with the City of Berlin, NH, concerning assessed values and taxability of factory machinery. The Company reversed a property tax accrual of approximately $8.9 million in the first quarter of 1999, which relates to amounts over accrued for previous tax years.

NOTE 9 -- BERLIN-GORHAM SALE
------

On July 9, 1999, Crown Vantage completed the sale of the Berlin-Gorham pulp and paper mills to the American Tissue Company ("ATC"). The sale resulted in a charge of $16.2 million, which was recorded in the first quarter of 1999 and is included within "Asset impairment and other charges," and consisted of the following elements:

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

On July 18, 1999 an explosion occurred at the St. Francisville mill with damage limited primarily to the leased co-generation facility, discussed above. As allowed under the lease terms, the Company terminated the lease in exchange for a $16.3 million termination payment in the third quarter of 1999. The termination payment, which approximated the net present value of future lease payments, was charged against the reserve established in the fourth quarter of 1998. As a result of the lease termination, the Company took title to the leased facility and was released from a $24.7 million letter of credit. In the first quarter of 2000, an additional $2.4 million gain was recognized (in "Other operating income, net"), which was a combination of $1.3 million in insurance proceeds and a $1.1 million gain on sale of the asset. A $5.1 million gain from insurance proceeds as a result of the explosion was recorded during the latter part of 1999.

NOTE 11 -- SEGMENT INFORMATION
-------

     The Company is organized around two segments based primarily on similarities in products, the manufacturing process and customers.

                                                     Second Quarter                       Six Months
-----------------------------------------------------------------------------------------------------------
(amounts in millions)                            2000             1999             2000              1999
-----------------------------------------------------------------------------------------------------------
Operating income (loss):
   Printing & Publishing Papers                $   (.8)         $   4.2           $   1.3           $   3.7
   Specialty Papers                              (11.9)            (3.9)            (23.3)             (7.9)
   Berlin-Gorham                                                   (2.6)                              (12.6)
-----------------------------------------------------------------------------------------------------------
   Total                                         (12.7)            (2.3)            (22.0)            (16.8)
-----------------------------------------------------------------------------------------------------------
EBITDA:
   Printing & Publishing Papers                $   6.4          $  23.5           $  17.7           $  23.7
   Specialty Papers                               (4.7)             1.6             (11.1)              2.9
   Berlin-Gorham                                                  (11.9)                               (4.0)
-----------------------------------------------------------------------------------------------------------
   Total                                       $   1.7          $  13.2           $   6.6           $  22.6
-----------------------------------------------------------------------------------------------------------
Net sales:
   Printing & Publishing Papers                $  87.7          $  82.0           $ 175.8           $ 161.1
   Specialty Papers                               65.4             82.3             137.0             164.2
   Berlin-Gorham                                                   40.5                                80.7
-----------------------------------------------------------------------------------------------------------
   Total                                       $ 153.1          $ 204.8           $ 312.8           $ 406.0
-----------------------------------------------------------------------------------------------------------

EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. The EBITDA calculation for 2000 excludes reorganization expense of $4.3 million for the second quarter and $7.0 million for the six months ended June 25, 2000. The EBITDA calculation for the six months ended June 27, 1999 for Berlin-Gorham excludes the effect of the $16.2 million charge for the adjustment to its net realizable value and $8.9 million property tax accrual reversal. Total assets for Specialty Papers decreased by approximately $4.4 million as of June 25, 2000 compared to December 26, 1999. This decrease is primarily a result of depreciation expense exceeding capital spending for this segment.

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

The Company operates 9 facilities using 26 paper machines, and its paper production was approximately 50% integrated with the Company's pulp operations. The Company's largest facility is an integrated operation located in St. Francisville, LA. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. The Company also produces uncoated printing and publishing papers, primarily text, cover and writing papers, at its non-integrated facilities in Adams, MA; Ypsilanti, MI, and Dalmore and Guardbridge, Scotland. In addition to its primary papermaking operations, the Company operates a cast-coating facility in Richmond, VA, that converts purchased base paper and board into coated product for graphics and packaging uses. The Company's specialty papers are produced primarily at non-integrated specialty packaging papers facilities in Port Huron and Parchment, MI, and Milford, NJ and on the two uncoated specialty-converting machines at St. Francisville. On July 9, 1999, Crown Vantage completed the sale of its Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") with net proceeds of approximately $42.5 million (See Note 10). Net proceeds from the sale of Berlin-Gorham were used to fund certain retained liabilities and pay down debt. Berlin-Gorham primarily produced uncoated printing and publishing papers as well as market pulp.

On July 23, 2000, the contract with the union representing the hourly employees at the Company's Parchment, MI mill expired. A strike vote was taken and it passed. However, the workforce continues to work under the terms of the expired labor agreement. If a strike were to occur it is anticipated that it would not have a material financial impact on the Company.

The Company's operating results for fiscal years 1999, 1998 and 1997 were severely affected by, among other things, an overall extended depressed pricing cycle that began in 1997 partly as a consequence of increased levels of low-priced imports from Asia and the resultant deteriorating market conditions and continued due to other competitive and operational issues (see "Consolidated Results of Operations"). This led to the Company's overall decline in average net sales price per ton and decreased volumes of grades of paper that normally command higher average net sales prices thereby causing a decrease in liquidity and increases in losses. The increase in losses resulted in a violation of a tangible net worth covenant of the senior secured credit facility (the "Credit Agreement") that occurred upon closing the accounting records for October 1999. The Company obtained a waiver for this violation and renegotiated a series of amendments to the Credit Agreement to provide sufficient liquidity for operations through early March 2000. The amount of liquidity available under these new amendments was significantly reduced from the levels of liquidity available prior to the tangible net worth covenant violation. The amendments did not provide for sufficient liquidity for the Company to pay its interest payment on the 11% Senior Subordinated Notes due March 1, 2000. As a result of filing for bankruptcy and not making the March interest payments, the Company is in default of all debt agreements. All debt balances, with the exception of the DIP agreement discussed below, were classified as current on December 26, 1999. On March 15, 2000, the Company, except for its operating subsidiary in the United Kingdom, filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represents the interests of all unsecured creditors of the Debtors, has been appointed. Also, the receivable securitization agreement between Crown Paper, various lenders and Crown Paper Funding Corp. (a bankruptcy remote and wholly owned subsidiary of Crown Paper) has been terminated due to the filing of Chapter 11. The approximately $32 million that was outstanding as of March 15, 2000 under the receivables agreement was settled.

As a result of the filing, liabilities in the amount of $313.1 million are subject to compromise under a plan of reorganization (See Note 1). The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

To provide the Company with operating capital during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The Company is continuing to implement a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. A plan of reorganization is being developed. The plan of reorganization may include a sale of a major portion of the assets of the Company. On July 26, 2000, Crown Vantage signed a Letter of Intent with Crown Acquisition Corporation ("CAC") to sell substantially all of the assets of Crown Paper Company, to CAC. This sale is subject to Court approval and Section 363 of the Bankruptcy Code. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. As of June 25, 2000, no action has occurred regarding executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits. Furthermore, we expect the Bankruptcy Court to allow for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

On July 26, 2000, Crown Vantage signed a Letter of Intent with Crown Acquisition Corporation ("CAC") to sell substantially all of the assets of Crown Paper Company, to CAC. The assets are being sold under Section 363 of the Bankruptcy Code. As consideration for these assets CAC will pay $375.9 million in cash, assume approximately $39.1 million in Industrial Revenue Bonds, issue stock purchase options to acquire 10% of CAC at closing of the sale, and warrants exercisable over seven years for 5% of CAC at an exercise price of three times the price paid by co-investors in CAC. The Letter of Intent is subject to various risks and uncertainties, including, but not limited to; the buyer's completion of due diligence, the ability to secure financing and the Court's approval. Proceeds from the sale will be distributed based upon the determination of the Court.

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

Results of Operations

The Company's net sales for each business segment are as follows:

                                              Net Sales and Tonnage by Segment
                                                for the Three Months Ended
                                            June 25, 2000           June 27, 1999
                                           ---------------         ---------------
                                            Tons    Sales           Tons    Sales
                                           ------  -------         ------  -------
                                             (millions)               (millions)
Printing and Publishing Papers
 Coated groundwood                          68.3    $ 53.1           73.5  $ 51.9
 Uncoated and other                         22.9      34.6           19.8    30.1
Specialty Papers                            62.9      65.4           85.9    82.2
Berlin-Gorham                                                        71.4    40.6
                                           -----    ------         ------  ------
                                           154.1    $153.1          250.6  $204.8
                                           =====    ======         ======  ======
                                              Net Sales and Tonnage by Segment
                                                for the Six Months Ended
                                            June 25, 2000           June 27, 1999
                                           ---------------         ---------------
                                            Tons    Sales           Tons    Sales
                                           ------  -------         ------  -------
                                             (millions)               (millions)
Printing and Publishing Papers
   Coated groundwood                       142.3    $108.2          144.4  $102.4
  Uncoated and other                        44.5      67.6           37.8    58.7
Specialty Papers                           136.0     137.0          168.3   164.2
Berlin-Gorham                                                       148.3    80.7
                                           -----    ------         ------  ------
                                           322.8    $312.8          498.8  $406.0
                                           =====    ======         ======  ======

Net Sales

The Company's net sales, excluding Berlin-Gorham, for the six months ended June 25, 2000 declined 3.8% compared to the same period in 1999. The main contributor to this decline was a 19.2% decrease in tons sold in the Specialty Papers segment, which was partially offset by an increase of 6.4% in the average price per ton sold in the Printing and Publishing Papers segment. Net sales for the second quarter of 2000, excluding Berlin-Gorham, declined 6.8% compared to the second quarter of 1999. The decline is the result of a 26.8% decrease in tons sold in the Specialty Papers segment, which was partially offset by a Company-wide increase of 8.5% in the average price per ton sold.

Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the six-month period ended June 25, 2000 were $108.2 million, an increase of 5.7% compared to the same period in 1999. This increase is due to an increase of 7.2% in the average price per ton sold. Second quarter 2000 sales showed a slight increase of 2.3% compared to the second quarter of 1999. The increase is primarily due to a 10% increase in average net sales price per ton that was partially offset by a 7.1% decrease in tons sold during the quarter.

Net sales of uncoated and other products increased $8.9 million (or 15.2%) in the first six months of 2000 as compared to the same period in 1999. The increase is primarily due to $10.0 million sold through a selling agreement entered into with ATC in conjunction with the third quarter of 1999 sale of Berlin-Gorham, whereby Berlin-Gorham produces certain grades of paper for the Company. The increase in tons sold was partially offset by a 2.2% decrease in average net sales price per ton due to a change in product mix as a result of the inclusion of papers sold under the selling agreement discussed above.
Second quarter 2000 net sales for
this segment increased $4.5 million compared to the second quarter of 1999. This increase is mostly the result of $5.2 million sold through the selling agreement with ATC mentioned above.

Specialty papers' net sales totaled $137.0 million during the first six months of 2000, a $27.2 million decline from the same period in 1999. The 16.6% decrease in net sales is primarily the result of a 19.2% decrease in tons sold during the six months ended June 25, 2000 compared to the six months ended June 27, 1999. Net sales for the Specialty Papers segment during the second quarter of 2000 were $65.4 million, compared with net sales of $82.2 million during the second quarter of 1999. This decrease of 20.4% was the result of a decline of 23 million tons sold for this segment in 2000 compared to 1999.

Operating Income (Loss) for each business segment is as follows:

                                        Operating Results by Segment  Operating Results by Segment
                                          for the Quarter Ended         for the Six Months Ended
                                        ----------------------------  ----------------------------
                                        June 25, 2000  June 27, 1999  June 25, 2000  June 27, 1999
                                        -------------  -------------  -------------  -------------
                                                (millions)                    (millions)
Printing and Publishing Papers           $    (.8)        $  4.2         $  1.3        $  3.7
Specialty Papers                            (11.9)          (3.9)         (23.3)         (7.9)
Berlin-Gorham                                               (2.6)                       (12.6)
                                         ---------        -------        -------       -------
                                         $  (12.7)        $ (2.3)        $(22.0)       $(16.8)
                                         =========        =======        =======       =======

Operating Income

The Company had an operating loss of $22.0 million for the six months ended June 25, 2000 compared to a $16.8 million loss for the same period in 1999. The decline in operating results was primarily due to lower sales in the Specialty Papers segment and an overall increase in the cost of pulp. This decline in Operating Income is made worse when the $7.3 million net charge that was the result of two unusual items, a $16.2 million charge to reduce Berlin-Gorham to its net realizable value and an $8.9 million reversal of a property tax accrual due to a settlement with the City of Berlin, is removed from the 1999 results. These charges are included in the operating results of Berlin-Gorham. Excluding Berlin-Gorham, operating results decreased $17.8 million in the first half of 2000 compared to the same period in 1999. The 2000 results include a gain of $2.4 million related to insurance proceeds and sale of the co-generation facility at St. Francisville, LA. This gain was recorded in "Other operating income, net" and was partially reduced by a severance charge of $.4 million.
The operating loss for the second quarter of 2000 was $12.7 million compared to a profit of $.3 million for the second quarter of 1999, excluding the effects of Berlin-Gorham.

The Printing and Publishing segment had a $1.3 million operating profit during the first six months of 2000 compared to an operating profit $3.7 million for the same period in 1999. The decline is primarily due to an increase in pulp costs, which was offset to some extent by a $1.8 million gain as a result of the insurance proceeds and sale of the co-generation facility at St. Francisville. In the second quarter of 2000 this segment had an operating loss of $.8 million compared to an operating profit of $4.2 million in the second quarter of 1999.

Specialty Papers operating results decreased by $15.4 million to an operating loss of $23.3 million for the first six months of 2000 compared to an operating loss of $7.9 million for the same period last year. The decrease is primarily attributable to a 19.2% decrease in tons sold and increased pulp costs. Partially, offsetting these items was $.6 million of income recognized in this segment related to insurance proceeds and gain on the sale of the St. Francisville, LA co-generation facility (See Note 11) and a 3.2% increase in average net selling price per ton. During the six months of 2000, the Specialty Papers segment experienced negative cash flows. The Company is in the process of evaluating the mills in this segment, including potential changes in product mix, idling certain machines, or other cost reduction efforts. Management anticipates completing this analysis, including cash flow projections during the third quarter of 2000 to determine whether impairment has occurred. On July 26, 2000, Crown Vantage signed a Letter of Intent with Crown Acquisition Corporation ("CAC") to sell substantially all of the assets of Crown Paper, to CAC. This sale, which is subject to Court approval and Section 363 of the Bankruptcy Code, would have a major impact on the results of any impairment assessment. Also, management anticipates additional accruals as part of cost reduction efforts underway within the packaging segment. These charges may be material to the result of operations of the Company. The operating loss for the second quarter of 2000 for this segment was $11.9 million compared to an operating loss of $3.9 million for the second quarter of 1999. The reasons for this disappointing performance in the second quarter were again increased pulp costs and a decline of 26.8% in tons sold.

Selling and administrative expenses decreased $8.8 and $5.8 million for the first six months and the second quarter of 2000, respectively, compared to the same periods in 1999. The decrease is the result of several items: The Year 2000 compliance expense that occurred during 1999, commission income and expense reimbursement under various agreements with ATC that were not present during the first half of 1999, the cost savings related to the termination of the accounts receivable securitization agreement in the second quarter of 2000 and the reduction of certain expenses related to the relocation of the Corporate offices from Oakland, CA to Cincinnati, OH that occurred in March, 2000.

Interest Expense

Interest expense for the six-month period of 2000 and 1999 was $21.7 million and $24.9 million, respectively. Interest expense for the second quarter of 2000 decreased $4.4 million when compared to the same period in 1999. The decrease in interest expense is due to the cessation of interest accruals as of the Chapter 11 filing date (March 15, 2000) for the $247.4 million of debt that is subject to compromise. The contractual interest for 2000 is $15.1 million for the second quarter and $28.7 million for the six months ended June 25, 2000.

Liquidity and Sources of Capital

To provide the Company with operating capital during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The DIP financing agreement has a stated maturity date of September 14, 2001 and interest is charged at a rate of the Prime Rate, plus 1.75%. There is also a commitment fee associated with this financing arrangement of 0.5% of the unused portion of the loan. As of June 25, 2000 the Company has borrowed $41.5 million under the DIP financing of which $3.3 million was used for deferred financing costs. Total available DIP financing is limited by amounts calculated weekly in a borrowing base that consists primarily of trade receivables, finished goods inventory and pulp and wood raw material inventories. As of June 25, 2000 the total available DIP financing was limited by the borrowing base calculation to $85 million. The cash flow relief of withholding payment of pre-petition date liabilities until the plan of reorganization is developed, approved and executed was offset by the requirement to pay down the receivable securitization facility from collection of receivables and the need to prepay certain vendors to ensure delivery of critical supplies.

In connection with the DIP credit facility entered into on March 21, 2000, Crown Paper Co. is required to comply with certain monthly financial covenants that include meeting minimum EBITDA targets and limits on capital expenditures. As of August 9, we are in compliance with these covenants.

Cash used by operating activities was $44.7 million for the six months ended June 25, 2000 compared to $4.0 million for the six months ended June 27, 1999. The decrease was primarily due to the affects of filing Chapter 11 on working capital balances, particularly the requirement to pay off the receivable securitization (approximately $32 million). Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding the Berlin-Gorham charge, property tax accrual reversal and reorganization expense were $6.7 million for the first six months of 2000 as compared to $22.6 million for the comparable period in 1999.

The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the six months ended June 25, 2000 were $15.2 million compared to $15.8 million in the same period in 1999. The expenditures in 2000 and 1999 primarily represented capital maintenance projects that are substantially focused on projects with the quickest returns on investment. The Company's capital spending plan for 2000 is approximately $35 million. These capital expenditures are primarily for capital maintenance and required environmental projects. These capital projects are expected to be financed by cash flows from operations and available financing sources.

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


Crown Paper Co.
(Registrant)


/s/ R. Neil Stuart                                /s/ Kent A. Bates
------------------------                          ------------------------
R. Neil Stuart                                    Kent A. Bates
Executive Vice President,                         Vice President and
Chief Financial Officer                           Corporate Controller
(Duly Authorized Officer)

August 9, 2000