Form 10-Q
period 2000-09-24
CROWN PAPER CO
filed 2000-11-08
CIK 946820

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


              For the Quarterly Period Ended: September 24, 2000
                       Commission File Number: 33-93494
--------------------------------------------------------------------------------


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

Number of shares of no par value common stock outstanding as of the close of business on November 8, 2000:

              One (1) share, that is owned by Crown Vantage Inc.
--------------------------------------------------------------------------------

                                     INDEX
                                CROWN PAPER CO.
                             (Debtor-In-Possession)



PART I:   Financial Information

          Item 1.   Financial Statements

                    . Condensed Consolidated Balance Sheets - September 24, 2000 and December 26, 1999.

                    . Condensed Consolidated Statements of Operations - Nine months and third quarter ended September 24, 2000 and September 26, 1999.

                    . Condensed Consolidated Statements of Cash Flows - Nine months ended September 24, 2000 and September 26, 1999.

                    .   Notes to Condensed Consolidated Financial Statements.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II:  Other Information

          Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I  --  FINANCIAL INFORMATION
------

ITEM 1  --  FINANCIAL STATEMENTS
------

                                CROWN PAPER CO.
                             (Debtor-In-Possession)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)

ASSETS                                                  September 24, 2000  December 26, 1999
                                                        ------------------  -----------------
                                                           (Unaudited)
Current Assets:
  Cash and cash equivalents                                      $   2,165          $   2,434
  Accounts receivable, net                                          62,204             36,871
  Inventories                                                       64,259             73,975
  Prepaid expenses and other current assets                         11,378              5,629
  Assets held for sale or disposal                                  11,213                  -
                                                                 ---------          ---------
       Total current assets                                        151,219            118,909
Property, plant and equipment, net                                 241,588            349,149
Other assets                                                        52,786             54,106
Due from Parent                                                     11,886             11,669
Intangibles, net                                                    25,883             26,727
                                                                 ---------          ---------
      Total Assets                                               $ 483,362          $ 560,560
                                                                 =========          =========
LIABILITIES AND DEFICIT
Current Liabilities:
  Accounts payable                                               $  19,458          $  45,113
  Accrued liabilities                                               41,761             57,161
  Current portion of long-term debt                                301,027            473,817
  Liabilities subject to compromise                                316,947                  -
                                                                 ---------          ---------
     Total current liabilities                                     679,193            576,091
Accrued postretirement benefits other than pensions                 78,623             80,436
Deferred income taxes                                                3,400              3,397
Other long-term liabilities                                            514             13,804
                                                                 ---------          ---------
     Total Liabilities                                             761,730            673,728
                                                                 ---------          ---------
Shareholders' Equity (Deficit):
  Preferred Stock, no par value;
     Authorized - 500,000 shares;
     Issued and outstanding - None
  Common Stock, no par value;
     Authorized - 5,000 shares;
     1 share outstanding at September 24, 2000
     and December 26, 1999                                         139,185            139,012
  Other comprehensive (loss):
  Minimum pension liability                                           (481)              (481)
  Cumulative foreign currency translation adjustment                (3,114)               658
  Retained deficit                                                (413,958)          (252,357)
                                                                 ---------          ---------
                                                                  (278,368)          (113,168)
                                                                 ---------          ---------
Total Liabilities and Deficit                                    $ 483,362          $ 560,560
                                                                 =========          =========


See notes to condensed consolidated financial statements

                                CROWN PAPER CO.
                             (Debtor-In-Possession)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Nine Months (39 weeks) and Third Quarter (13 weeks)
                Ended September 24, 2000 and September 26, 1999
                           (in thousands of dollars)


                                                        Third Quarter                         Nine Months
                                                 --------------------------          ----------------------------
                                                    2000            1999                2000               1999
                                                 ---------       ----------          ---------           --------
                                                        (Unaudited)                           (Unaudited)
Net sales                                        $ 153,491         $166,329          $ 466,326           $572,376
Cost of goods sold                                 150,060          161,902            464,648            546,833
                                                 ---------       ----------          ---------           --------
Gross margin                                         3,431            4,427              1,678             25,543
Selling and administrative expenses                 (8,991)         (12,128)           (30,882)           (42,793)
Other operating (loss)income, net                   (2,799)             411             (1,198)               411
Property tax accrual reversal                                                                               8,957
Asset impairment                                   (55,894)               -            (55,894)
Adjustment of assets held for sale
  or disposal                                      (33,437)                            (33,437)           (16,175)
                                                 ---------       ----------          ---------           --------
  Operating Loss                                   (97,690)          (7,290)          (119,733)           (24,057)
Interest expense (Contractual
  interest for 2000 is $15.4
  million for the quarter and $44.1
  million for nine months)                          (8,460)         (12,508)           (30,127)           (37,390)
Other income, net                                      243              418                635              1,184
Reorganization expense                              (5,500)               -            (12,540)                 -
                                                 ---------       ----------          ---------           --------
  Loss before income taxes                        (111,407)         (19,380)          (161,765)           (60,263)
(Benefit)provision for income taxes                   (560)             281               (164)             1,344
                                                 ---------       ----------          ---------           --------
  NET LOSS                                        (110,847)         (19,661)          (161,601)           (61,607)
                                                 =========       ==========          =========           ========


See notes to condensed consolidated financial statements.

                                CROWN PAPER CO.
                             (Debtor-In-Possession)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Nine Months (39 weeks)
                Ended September 24, 2000 and September 26, 1999
                           (in thousands of dollars)

                                                                 Nine Months
                                                            ---------------------
                                                               2000        1999
                                                            ---------    --------
                                                                  (Unaudited)
Cash Provided by (Used for) Operating Activities:
     Net loss                                               $(161,601)   $(61,607)
     Items not affecting cash:
         Depreciation and cost of timber harvested             41,433      46,004
         Amortization of goodwill and other intangibles           844         844
         Non-cash interest and other                            1,550       3,007
         Property tax accrual reversal                              -      (8,957)
         Asset impairment                                      55,894           -
         Adjustment of assets held for sale or disposal        33,437      16,175
     Changes in current assets and liabilities:
         Accounts receivable                                  (29,629)        (63)
         Inventories                                            3,278       6,207
         Other current assets                                  (6,411)       (222)
         Accounts payable                                      12,916      (2,131)
         Accrued interest                                      14,197      (7,693)
         Other current liabilities                               (512)     (5,236)
     Settlement of co-generation lease                              -     (16,251)
     Other, net                                               (19,234)     (8,371)
                                                            ---------    --------
         Cash Used for Operating Activities                   (53,838)    (38,294)
                                                            ---------    --------

Cash Provided by (Used for) Provided by Investing Activities:
     Expenditures for property, plant and equipment           (22,702)    (24,253)
     Other, net                                                   650      43,120
                                                            ---------    --------
         Cash (Used for) Provided by Investing Activities     (22,052)     18,867
                                                            ---------    --------
Cash Provided by (Used for) Financing Activities:
     Proceeds from revolving line of credit                    23,817     120,000
     Payments for revolving line of credit                     (5,000)    (90,000)
     Proceeds from DIP Financing, net                          56,685           -
     Other, net                                                   119     (15,750)
                                                            ---------    --------
         Cash Provided by Financing Activities                 75,621      14,250
                                                            ---------    --------

(Decrease) in cash and cash equivalents                          (269)     (5,177)
Cash and cash equivalents at beginning of year                  2,434       9,806
                                                            ---------    --------
Cash and cash equivalents at end of period                  $   2,165    $  4,629
                                                            =========    ========

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

As a result of the filing, liabilities in the amount of $316.9 million are subject to compromise under a plan of reorganization. The composition of the liabilities subject to compromise is outlined below:


                                           Liabilities Subject to Compromise
                                           ---------------------------------
                                                       (millions)

         Accounts payable                                $ 42.5
         Senior subordinated notes, net                   246.0
         Accrued interest                                  15.7
         Other liabilities                                 12.7
                                                         ------

             Total liabilities subject to compromise     $316.9
                                                         ------

To provide the Company with operating capital during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The Company is in the process of developing a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. The Company is pursuing sales of the Company's assets and is analyzing possible restructuring alternatives. The Company may sell some of its assets and structure a stand-alone plan of reorganization around St. Francisville, or it may sell a majority of its assets to one or more third parties. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the

Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits and for the retention of legal and financial professionals to advise in the bankruptcy proceedings. The Court has given the Company's management until December 25, 2000, the sole authority to develop a plan of reorganization.

On July 26, 2000, Crown Vantage signed a Letter of Intent with Crown Acquisition Corporation ("CAC") to sell substantially all of the assets of Crown Paper to CAC. The agreement was subject to various issues, including the completion of due diligence, the ability to come to a definitive agreement, the ability of CAC to secure financing, and the approval of the Bankruptcy Court. On October 9, 2000, the Letter of Intent was terminated by CAC.

On November 2, 2000, the Company signed a Letter of Intent with KPS Special Situations Fund, LLC ("KPS") to sell substantially all of the assets of the Company's Specialty Business. The consideration for the acquisition is $17.5 million in cash and a $7.5 million note payable in seven years, with interest payable in cash or additional notes at the option of the Purchaser. In addition, if the Purchaser subsequently sells certain assets above a threshold level, under certain specific conditions, the Company will be entitled to share in the proceeds of any such sale. The Purchaser has also agreed to assume certain liabilities of the Company arising after the filing of the Chapter 11 case. The acquisition, which would occur as a sale of assets under Section 363 of the Bankruptcy Code, is subject to, among other things, the negotiation and execution of a definitive asset purchase agreement, due diligence and financing. The sale is also subject to the receipt of higher or better offers and to Bankruptcy Court approval. The Official Committee of Unsecured Creditors has approved the signing of the Letter of Intent.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. The condensed consolidated balance sheet as of December 26, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 24, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Crown Vantage Inc.'s Form 10-K for the year ended December 26, 1999.

NOTE 2  -- INCOME TAX
------

The tax provisions for September 24, 2000 and September 26, 1999 are for certain non-income based state taxes and foreign income taxes. During the first nine months of 2000 and 1999, the Company recorded a $61.2 million and a $26.7 million valuation allowance, respectively, against the deferred tax assets reducing the tax benefit of the net operating loss to $0. The valuation allowances recorded in the third quarters of 2000 and 1999 were $40.7 million and $9.2 million, respectively.

NOTE 3  -- DEBT
------

Consolidated debt consists of the following:

                                                September 24  December 26
                                                    2000         1999
                                                ------------  -----------
                                                (in thousands of dollars)
CROWN PAPER CO.
 Credit Facility:
  Revolving line of credit                          $123,317     $104,500
  Term Loan B                                         80,007       80,216
                                                ------------  -----------
                                                     203,324      184,716
 11% Senior Subordinated Notes*                      245,950      250,000
 Industrial Revenue Bonds+                            39,123       39,101
 Debtor-in-Possession financing ("DIP")               60,000            0
                                                ------------  -----------
                                                     548,397      473,817
                                                ------------  -----------
 Long-term debt                                     $      0     $      0
                                                ============  ===========

     *  Liabilities subject to compromise
     +  $1,420 of the Industrial Revenue Bonds is subject to compromise

On March 15, 2000, the Company filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, Oakland Division. As a result of the Company's review of its debt covenants, the bankruptcy filing and cross acceleration provisions of various debt covenants, all debt is considered current.


NOTE 4  -- INVENTORIES
------

                                                September 24  December 26
                                                    2000         1999
                                                ------------  -----------
                                                (in thousands of dollars)
Raw materials                                        $19,882      $21,992
Work in process                                        5,412        5,163
Finished goods                                        30,024       35,977
Stores and supplies                                   17,851       20,418
                                                ------------  -----------
                                                      73,169       83,550
Reduction to state inventories at
  last-in, first-out cost                             (8,910)      (9,575)
                                                ------------  -----------
                                                     $64,259      $73,975
                                                ============  ===========

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

The Company has accrued $10.7 million at September 24, 2000 and $10.8 million at December 26, 1999 primarily for estimated landfill site restoration, post-closure and monitoring costs. The Company anticipates to incur on average less than $.2 million per year over the approximately 2 to 47 year useful life of the landfills with slightly higher amounts expected in the next two years. Balances will be paid out over an extended period of time ranging from 2000 through 2040 and beyond with no material payments estimated for any given year. In addition, the Company has been identified as a potentially responsible party ("PRP"), along with others, under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws regarding the past disposal of wastes at 20 sites in the United States. The Company has previously settled its remediation obligations at 13 of those sites. At 5 other sites, the Company is one of many potentially responsible parties and its alleged contribution to the site and remediation obligation is not considered significant. At two other sites, remedial investigation is under way and a loss estimate for the potential remediation effort costs is not yet possible. However, the Company's accrual for the remediation investigation effort was $1.0 million at September 24, 2000 and $1.1 million at December 26, 1999. The liabilities can change substantially due to such factors as the solvency of other potentially responsible parties, the Company's share of responsibility, additional information on the nature or extent of contamination, methods and associated costs of remediation required, and other actions by governmental agencies or private parties. While it is not feasible to predict the outcome of all environmental liabilities, based on its most recent review, management estimates the Company's share of the costs of investigation and remediation of the known sites will not have a material adverse effect upon the consolidated financial condition of the Company.

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

The Environmental Protection Agency signed final rules affecting pulp and paper industry discharges of wastewater and gaseous emissions ("Cluster Rules") which became effective on April 15, 1998. These Cluster Rules require changes in the pulping, bleaching and/or wastewater treatment processes presently used in some U.S. pulp and paper mills, including some of the Company's mills. Based on management's understanding of the rules, the Company estimates that approximately $22 million of capital expenditures may be required to comply with the rules with compliance dates beginning in 1999 and extending over the next two to five years. The Company has incurred $2.9 million in the first nine months of 2000 and anticipates capital expenditures of approximately $8 million during 2000 for compliance with the Cluster Rules. Total capital spending since inception for compliance with the Cluster Rules is $9.6 million. There are risks and uncertainties associated with the Company's estimate that could cause total capital expenditures and timing of such expenditures to be materially different from current estimates, including changes in technology, interpretation of the rules by governmental agencies that is substantially different from the Company's interpretation, or other items.

NOTE 6 - ASSET IMPAIRMENT ANALYSIS
------

During the nine months of 2000, the specialty papers mills and certain domestic mills within the printing and publishing papers segment experienced negative cash flows (see Note 12). On November 2, 2000, the Company signed a Letter of Intent with KPS (see Note 1) to sell most of the assets of these mills to KPS, except those located at the mill in Parchment, MI (see Note 7). The Company believes the offer approximates fair value for these assets, though it is below the net book value of the assets. Based upon this information, an asset impairment charge of $55.9 million was taken in the third quarter to adjust the net book value of the assets of these mills to be equal to their fair value.
The assets included in this charge are land, buildings, and machinery and equipment. This charge appears in the "Asset impairment" line of the Statements of Operations. Additional losses will likely be recorded in connection with the third party offer to acquire these mills.

NOTE 7 - PARCHMENT MILL CLOSURE
------

On August 22, 2000, the Company decided to permanently close the specialty packaging paper mill located in Parchment, MI. This decision was the result of continued negative cash flows at the mill that were forecasted to persist into the future. Several items contributed to the negative cash flows at Parchment, including the loss of several key customers, an unfavorable union contract, the replacement of lost sales of higher margin specialty papers with lower margin commodity papers, and maintenance intensive, aging machinery. Certain product lines have been moved and others are being moved to the mills located in Port Huron, MI and Milford, NJ. In accordance with the conditions that are attached to a Company that is in Chapter 11, the Company was required to have the Court's approval to close the Parchment mill. The approval was granted September 27,

2000. The mill is projected to close in early November 2000. The carrying value of the assets was $44.6 million and the Company recorded a charge of $33.4 million to write the assets down to their estimated fair value less cost to sell of $11.2 million. The assets held for sale or disposal are machinery and equipment, land, buildings and inventory. No final decision has been made as to when or how these assets will be disposed, though it is estimated that this will occur within one year.

NOTE 8 -- COMPREHENSIVE INCOME (LOSS)
------

Comprehensive income (loss) for the Company consists of net loss, foreign currency translation adjustments and minimum pension liability adjustments. During the third quarter of 2000 and 1999, the Company's total comprehensive loss was $111.7 million and $18.3, respectively, and for the nine months ended September 24, 2000 and September 26, 1999 the Company's total comprehensive loss was $165.4 million and $61.8 million, respectively.

NOTE 9 -- SETTLEMENT OF BERLIN PROPERTY TAX CASE
------

On February 1, 1999, the Company finalized an agreement with the City of Berlin, NH, concerning assessed values and taxability of factory machinery. The Company reversed a property tax accrual of approximately $8.9 million in the first quarter of 1999, which relates to amounts overaccrued for previous tax years.

NOTE 10 -- BERLIN-GORHAM SALE
-------

On July 9, 1999, Crown Vantage completed the sale of the Berlin-Gorham pulp and paper mills to the American Tissue Company ("ATC"). The sale resulted in a charge of $16.2 million, which was recorded in the first quarter of 1999 and is included within "Adjustment of assets held for sale or disposal".

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

NOTE 11  -- SETTLEMENT OF CO-GENERATION LEASE
--------

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

NOTE 12  -- SEGMENT INFORMATION
--------

     The Company is organized around two segments based primarily on similarities in products, the manufacturing process and customers.

                                                      Third Quarter                       Nine Months
-----------------------------------------------------------------------------------------------------------
(amounts in millions)                             2000             1999              2000              1999
-----------------------------------------------------------------------------------------------------------
Operating income (loss):
   Printing & Publishing Papers                 $(17.1)          $ (0.3)          $ (15.8)           $  3.4
   Specialty Papers                              (80.6)            (6.7)           (103.9)            (14.6)
   Berlin-Gorham                                     -             (0.3)                -             (12.9)
-----------------------------------------------------------------------------------------------------------
   Total                                        $(97.7)          $ (7.3)          $(119.7)           $(24.1)
-----------------------------------------------------------------------------------------------------------
EBITDA:
   Printing & Publishing Papers                 $  8.8           $  9.5           $  26.5            $ 33.2
   Specialty Papers                               (3.5)            (1.4)            (14.6)              1.5
   Berlin-Gorham                                     -             (0.2)                -              (4.2)
-----------------------------------------------------------------------------------------------------------
   Total                                        $  5.3           $  7.9           $  11.9            $ 30.5
-----------------------------------------------------------------------------------------------------------
Net sales:
   Printing & Publishing Papers                 $ 89.2           $ 81.9           $ 265.0            $243.0
   Specialty Papers                               64.3             80.6             201.3             244.8
   Berlin-Gorham                                     -              3.9                 -              84.6
-----------------------------------------------------------------------------------------------------------
   Total                                        $153.5           $166.4           $ 466.3            $572.4
-----------------------------------------------------------------------------------------------------------

EBITDA represents income (loss) before income taxes, interest expense and depreciation and amortization. The EBITDA calculation for 2000 excludes reorganization expense of $5.5 million for the third quarter and $12.5 million for the nine months ended September 24, 2000. Also excluded from the EBITDA calculation for 2000 are the Parchment mill closure charge of $33.4 million (see
Note 7) and an asset impairment charge of $55.9 million (see Note 6) that were recorded in the third quarter. The EBITDA calculation for the nine months ended September 26, 1999 for Berlin-Gorham excludes the effect of the $16.2 million charge for the adjustment to its net realizable value (see Note 10) and $8.9 million property tax accrual reversal (see Note 9). Total assets for Specialty Papers decreased $83.4 million as of September 24, 2000 compared to December 26, 1999, as a result of the "write-down" of the assets at the Parchment mill and the asset impairment charge. Total assets for Printing and Publishing Papers decreased by $20.9 million over the same period due to the asset impairment charge.

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

The Company operates 9 facilities using 21 paper machines, and its paper production was approximately 50% integrated with the Company's pulp operations. The Company's largest facility is an integrated operation located in St. Francisville, LA. St. Francisville produces coated groundwood papers for magazines and catalogs and uncoated specialty converting papers. The Company also produces uncoated printing and publishing papers, primarily text, cover and writing papers, at its non-integrated facilities in Adams, MA; Ypsilanti, MI, and Dalmore and Guardbridge, Scotland. In addition to its primary papermaking operations, the Company operates a cast-coating facility in Richmond, VA, that converts purchased base paper and board into coated product for graphics and packaging uses. The Company's specialty papers are produced primarily at non-integrated specialty packaging papers facilities in Port Huron and Parchment, MI, and Milford, NJ and on the two uncoated specialty-converting machines at St. Francisville. On July 9, 1999, Crown Vantage completed the sale of its Berlin-Gorham pulp and paper mills ("Berlin-Gorham") to American Tissue Holdings Inc. ("ATC") with net proceeds of approximately $42.5 million (See Note 10). Net proceeds from the sale of Berlin-Gorham were used to fund certain retained liabilities and pay down debt. Berlin-Gorham primarily produced uncoated printing and publishing papers as well as market pulp. On August 22, 2000, the Company decided to close the mill located in Parchment, MI (see Note 7).

The Company's operating results for fiscal years 1999, 1998 and 1997 were severely affected by, among other things, an overall extended depressed pricing cycle that began in 1997 partly as a consequence of increased levels of low-priced imports from Asia and the resultant deteriorating market conditions and continued due to other competitive and operational issues (see "Consolidated Results of Operations" of Form 10-K). This led to the Company's overall decline in average net sales price per ton and decreased volumes of grades of paper that normally command higher average net sales prices thereby causing a decrease in liquidity and increases in losses. The increase in losses resulted in a violation of a tangible net worth covenant of the senior secured credit facility (the "Credit Agreement") that occurred upon closing the accounting records for October 1999. The Company obtained a waiver for this violation and renegotiated a series of amendments to the Credit Agreement to provide sufficient liquidity for operations through early March 2000. The amount of liquidity available under these new amendments was significantly reduced from the levels of liquidity available prior to the tangible net worth covenant violation. The amendments did not provide for sufficient liquidity for the Company to pay its interest payment on the 11% Senior Subordinated Notes due March 1, 2000. As a result of filing for bankruptcy and not making the March interest payments, the Company is in default of all debt agreements. All debt balances, with the exception of the DIP agreement discussed below, were classified as current on December 26, 1999. On March 15, 2000, the Company, except for its operating subsidiary in the United Kingdom, filed a voluntary petition seeking reorganization under Chapter 11 of Title 11 ("Chapter 11") of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California, Oakland Division (the "Bankruptcy Court"). An Official Committee of Unsecured Creditors (the "Committee"), which represents the interests of all unsecured creditors of the Debtors, has been appointed. Also, the receivable securitization agreement between Crown Paper, various lenders and Crown Paper Funding Corp. (a bankruptcy remote and wholly owned subsidiary of Crown Paper) has been terminated due to the filing of Chapter 11. The approximately $32 million that was outstanding as of March 15, 2000 under the receivables agreement was settled.

As a result of the filing, liabilities in the amount of $316.9 million are subject to compromise under a plan of reorganization (See Note 1). The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable.

To provide the Company with operating capital during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The Company is continuing to implement a restructuring program to reduce costs, improve operating efficiencies and increase financial flexibility. The Company is pursuing sales of the Company's assets and is analyzing possible restructuring alternatives. The Company is in possession of its properties and assets and continues to operate with its existing directors and officers as a debtor-in-possession. As a debtor-in-possession, the Company is authorized to operate its business, but may not engage in transactions outside of the normal course of business without approval, after notice and hearing, of the Bankruptcy Court. Pursuant to the provisions of the Bankruptcy Code, as of the petition date, actions to collect prepetition indebtedness owed by the Company are stayed and other prepetition contractual obligations may not be enforced against the Company. In addition, as a debtor-in-possession, the Company has the right, subject to the Bankruptcy Court's approval and certain other conditions, to assume or reject any prepetition executory contracts and unexpired leases. Parties affected by these rejections may file claims with the Bankruptcy Court in accordance with the reorganization process. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting such contracts or leases or from the filing of claims, and no provisions have been made for these items. Differences between amounts reflected in such schedules and claims filed by creditors will be investigated and amicably resolved or adjudicated before the Bankruptcy Court. The ultimate amount and settlement terms for such liabilities are subject to a plan of reorganization, and accordingly, are not presently determinable. The Bankruptcy Court has approved payment of certain prepetition liabilities such as employee wages and benefits and for the retention of legal and financial professionals to advise in the bankruptcy proceedings.

On July 26, 2000, the Crown Vantage signed a Letter of Intent with Crown Acquisition Corporation ("CAC") to sell substantially all of the assets of Crown Paper, to CAC. The agreement was subject to various issues, including the completion of due diligence, the ability to come to a definitive agreement, the ability of CAC to secure financing, and the approval of the Bankruptcy Court.
On October 9, 2000, the Letter of Intent was terminated by CAC.

On November 2, 2000, the Company signed a Letter of Intent with KPS Special Situations Fund, LLC ("KPS") to sell substantially all of the assets of the Company's Specialty Business. The consideration for the acquisition is $17.5 million in cash and a $7.5 million note payable in seven years, with interest payable in cash or additional notes at the option of the Purchaser. In addition, if the Purchaser subsequently sells certain assets above a threshold level, under certain specific conditions, the Company will be entitled to share in the proceeds of any such sale. The Purchaser has also agreed to assume certain liabilities of the Company arising after the filing of the Chapter 11 case. The acquisition, which would occur as a sale of assets under Section 363 of the Bankruptcy Code, is subject to, among other things, the negotiation and execution of a definitive asset purchase agreement, due diligence and financing. The sale is also subject to the receipt of higher or better offers and to Bankruptcy Court approval. The Official Committee of Unsecured Creditors has approved the signing of the Letter of Intent.

Upon the closing of the proposed sale to KPS, and the transactions contemplated thereby, the principal remaining asset of the Company would be the St. Francisville mill. The Company is now evaluating a possible stand-alone plan of reorganization around St. Francisville, as well as a possible sale of the St. Francisville mill to a third party.

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

Results of Operations

The Company's net sales for each business segment are as follows:

                                                   Net Sales and Tonnage by Segment
                                                      for the Three Months Ended
                                          September 24, 2000             September 26, 1999
                                     --------------------------      --------------------------
                                         Tons          Sales            Tons            Sales
                                     -----------    -----------      -----------    -----------
                                     (thousands)     (millions)      (thousands)     (millions)
Printing and Publishing Papers
  Coated groundwood                         72.7         $ 59.1             72.2         $ 50.0
  Uncoated and other                        20.6           30.1             21.9           31.9
Specialty Papers                            64.0           64.3             83.4           80.6
Berlin-Gorham                                  -              -              8.3            3.9
                                     -----------    -----------      -----------    -----------
                                           157.3         $153.5            185.8         $166.4
                                     ===========    ===========      ===========    ===========


                                                   Net Sales and Tonnage by Segment
                                                      for the Nine Months Ended
                                          September 24, 2000             September 26, 1999
                                     --------------------------      --------------------------
                                         Tons          Sales            Tons            Sales
                                     -----------    -----------      -----------    -----------
                                     (thousands)     (millions)      (thousands)     (millions)
Printing and Publishing Papers
  Coated groundwood                        215.0         $167.3            216.6         $152.4
  Uncoated and other                        65.1           97.7             59.7           90.6
Specialty Papers                           200.0          201.3            251.7          244.8
Berlin-Gorham                                  -              -            156.6           84.6
                                     -----------    -----------      -----------    -----------
                                           480.1         $466.3            684.6         $572.4
                                     ===========    ===========      ===========    ===========

Net Sales

The Company's net sales, excluding Berlin-Gorham, for the nine months ended September 24, 2000 declined 4.4% compared to the same period in 1999. The main contributor to this decline was a 20.5% decrease in tons sold in the Specialty Papers segment, which was partially offset by an increase of 7.6% in the average price per ton sold in the Printing and Publishing Papers segment. Net sales for the third quarter of 2000, excluding Berlin-Gorham, declined 5.5% compared to the third quarter of 1999. The decline is the result of a 23.3% decrease in tons sold in the Specialty Papers segment, which was partially offset by an increase of 8.9% in the average price per ton sold.

Net sales of coated groundwood paper (which is used principally in the production of magazines and catalogs) for the nine month period ended September 24, 2000 were $167.3 million, an increase of 9.8% compared to the same period in 1999. This increase is due to an increase of 10.5% in the average price per ton sold. Third quarter 2000 sales showed an increase of 18.2% compared to the third quarter of 1999. The increase is primarily due to a 17.3% increase in average net sales price per ton during the quarter.

Net sales of uncoated and other products increased $7.1 million (or 7.8%) in the first nine months of 2000 as compared to the same period in 1999. The increase is primarily due to 12.1 million tons sold through a selling agreement entered into with ATC in conjunction with the third quarter of 1999 sale of Berlin-Gorham, whereby Berlin-Gorham produces certain grades of paper for the Company. The increase in tons sold was partially offset by a slight decrease in average net sales price per ton due to a change in product mix as a result of the inclusion of papers sold under the selling agreement discussed above. Third quarter 2000 net sales for this segment decreased $1.8 million compared to the third quarter of 1999. This decrease is the result of a 5.9% decrease in tons sold.

Specialty papers' net sales totaled $201.3 million during the first nine months of 2000, a $43.5 million decline from the same period in 1999. The 17.8% decrease in net sales is the result of a 20.5% decrease in tons sold during the nine months ended September 24, 2000 compared to the nine months ended September 26, 1999. Net sales for the Specialty Papers segment during the third quarter of 2000 were $64.3 million, compared with net sales of $80.6 million during the third quarter of 1999. The decrease of 20.2% was again the result of a decline of 19.4 thousand tons sold for this segment in 2000 compared to 1999.

Operating Income (Loss) for each business segment is as follows:

                                        Operating Results by Segment                        Operating Results by Segment
                                           for the Quarter Ended                             for the Nine Months Ended
                                       ------------------------------                     --------------------------------
                                       Sept 24, 2000    Sept 26, 1999                     Sept 24, 2000      Sept 26, 1999
                                       -------------    -------------                     -------------      -------------
                                                 (millions)                                          (millions)
Printing and Publishing Papers                $(17.1)           $ (.3)                          $ (15.8)            $  3.4
Specialty Papers                               (80.6)            (6.7)                           (103.9)             (14.6)
Berlin-Gorham                                      -              (.3)                                -              (12.9)
                                       -------------    -------------                     -------------      -------------
                                              $(97.7)           $(7.3)                          $(119.7)            $(24.1)

Operating Income (Loss)

The Company had an operating loss of $119.7 million, which included the Parchment mill closure charge of $33.4 million (see Note 7) and an asset impairment charge of $55.9 million (see Note 6), for the nine months ended September 24, 2000 compared to a $24.1 million loss for the same period in 1999. Also contributing to the decline in operating results was a 17.8% decrease in sales in the Specialty Papers segment. The 1999 results included a $7.3 million net charge that was the result of two unusual items, a $16.2 million charge to reduce Berlin-Gorham to its net realizable value (see Note 10) and an $8.9 million reversal of a property tax accrual due to a settlement with the City of Berlin (see Note 9). These charges are included in the operating results of Berlin-Gorham. The 2000 results include severance charges of $3.6 million (reflected in "Other operating (loss) income, net). These charges were recorded in "Other operating income, net" and have been partially offset by a $2.4 million gain related to insurance proceeds and sale of the co-generation facility at St. Francisville, LA (see Note 11). The operating loss for the third quarter of 2000, which includes severance charges of $2.8 million (reflected in "Other operating (loss) income, net), the Parchment mill closure charge of $33.4 million and an asset impairment charge of $55.9 million, was $97.7 million compared to a loss of $7.3 million for the third quarter of 1999. $1.3 million of the third quarter severance charges were related to the Parchment mill closure, whereby, 54 administrative employees will be terminated. As of September 24, 2000, 6 of those employees had been terminated (virtually no payments had occurred) with the remainder to be terminated during the fourth quarter of 2000. $1.2 million of the third quarter severance charges were the result of a restructuring plan implemented at the mills in Dalmore and Guardbridge, Scotland. As of September 24, 2000, the entire $1.2 million had been paid and all 58 employees targeted in the restructuring plan had been terminated.

The Printing and Publishing segment had a $15.8 million operating loss during the first nine months of 2000 compared to an operating profit $3.4 million for the same period in 1999. The decline is primarily due to the asset impairment charge of $17.7 million. In the third quarter of 2000 this segment had an operating loss of $17.1 million compared to an operating loss of $.3 million in the third quarter of 1999. Again, the decline was the result of the $17.7 million asset impairment charge.

Specialty Papers operating results decreased by $89.3 million to an operating loss of $103.9 million, which includes the Parchment mill closure charge of $33.4 million and the asset impairment charge of $38.2 million, for the first nine months of 2000 compared to an operating loss of $14.6 million for the same period last year. Also contributing to the decrease is a 20.5% decrease in tons sold and severance charges of $2.4 million. Partially, offsetting these items was a 3.5% increase in average net selling price per ton. On August 22, 2000, the Board of Directors decided to close the mill located in Parchment, MI due to continuing negative cash flows (See Note 7). Management anticipates additional accruals as part of the continuing cost reduction efforts within the packaging segment. These charges may be material to the result of operations of the Company. The operating loss for the third quarter of 2000 for this segment was $80.6 million compared to an operating loss of $6.7 million for the third quarter of 1999. The primary causes for this decline were the Parchment mill closure charge and the asset impairment charge.

Selling and administrative expenses decreased $11.9 and $3.1 million for the first nine months and the third quarter of 2000, respectively, compared to the same periods in 1999. The decrease is the result of several items: The Year 2000 compliance expense that occurred during 1999, commission income and expense reimbursement under various agreements with ATC that were not present during the first half of 1999 (some of these agreements were terminated in the third quarter of 2000), the cost savings related to the termination of the accounts receivable securitization agreement in the second quarter of 2000, and the cost savings achieved by the relocation of the Corporate offices from Oakland, CA to Cincinnati, OH that occurred in March, 2000.

Interest Expense

Interest expense for the nine-month period of 2000 and 1999 was $30.1 million and $37.4 million, respectively. Interest expense for the third quarter of 2000 decreased $4.1 million when compared to the same period in 1999. The decrease in interest expense is due to the cessation of interest accruals as of the Chapter 11 filing date (March 15, 2000) for the $251.4 million of debt that is subject to compromise. The contractual interest for 2000 is $15.4 million for the third quarter and $44.1 million for the nine months ended September 24, 2000.

Liquidity and Sources of Capital

To provide the Company with operating capital during the restructuring process, the Company obtained a commitment of $100 million in debtor-in-possession ("DIP") financing from two lenders under the prepetition Credit Agreement including the agent bank. The DIP financing agreement has a stated maturity date of September 14, 2001 and interest is charged at the Prime Rate, plus 1.75%. There is also a commitment fee associated with this financing arrangement of 0.5% of the unused portion of the loan. As of September 24, 2000, the Company has borrowed $60 million under the DIP financing of which $3.3 million was used for deferred financing costs. Total available DIP financing is limited by amounts calculated weekly in a borrowing base that consists primarily of trade receivables, finished goods inventory and pulp and wood raw material inventories. As of September 24, 2000, the total available DIP financing was limited by the borrowing base calculation to $77 million. Given the current level of borrowings and availability of additional DIP financing, and the uncertainty of future financial performance of the Company, there is no certainty that the Company will not exceed its borrowing availability during the 4th Quarter of 2000.

In connection with the DIP credit facility entered into on March 21, 2000, the Company is required to comply with certain monthly financial covenants that include meeting minimum EBITDA targets and limits on capital expenditures. As of November 8, 2000 we are in compliance with these covenants. The Company is uncertain of its ability to continue to satisfy the EBITDA covenants in the fourth quarter of 2000.

Cash used by operating activities was $53.8 million for the nine months ended September 24, 2000 compared to $38.3 million for the nine months ended September 26, 1999. The decrease was primarily due to the affects of filing Chapter 11 on working capital balances, particularly the requirement to pay off the receivable securitization (approximately $32 million). Earnings before interest, taxes, depreciation and amortization (EBITDA), excluding the Berlin-Gorham charge, property tax accrual reversal, reorganization expense, the Parchment mill closure charge, and the asset impairment charge were $11.9 million for the first nine months of 2000 as compared to $30.5 million for the comparable period in 1999.

The Company's business is capital intensive. Pulp and paper mills generally consist of an extensive network of buildings, machinery, and equipment, which require continual upgrades, replacement, modernization and improvement. The Company's capital expenditures for the nine months ended September 24, 2000 were $22.7 million compared to $24.3 million in the same period in 1999. The expenditures in 2000 and 1999 primarily represented capital maintenance projects that are substantially focused on projects with the quickest returns on investment. The Company's capital spending plan for 2000 is approximately $35 million. These capital expenditures are primarily for capital maintenance and required environmental projects. These capital projects are expected to be financed by cash flows from operations and available financing sources.

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

PART II  -- OTHER INFORMATION
-------

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Ex. 10.1    Debtor-in-Possession Financing Agreement Amendment 3

     Ex. 10.2    Debtor-in-Possession Financing Agreement Amendment 4

     Ex. 27      Financial Data Schedule (Electronic Filing Only)

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed on August 23, 2000 reporting on Letter of Intent of Crown Acquisition Corporation to purchase the assets of Crown Paper Company.

     Current Report on Form 8-K filed on October 16, 2000 reporting on the termination of the Letter of Intent of Crown Acquisition Corporation to purchase the assets of Crown Paper Company.

     Current Report on Form 8-K filed on October 26, 2000 reporting on the departure of the Company's Chief Financial Officer.

     Current Report on Form 8-K filed on November 3, 2000 reporting on the Letter of Intent of KPS Special Situations Fund, LLC to purchase the Crown Paper Specialty Business.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Crown Paper Co.
(Registrant)


/s/ Jay AuWerter                              /s/ Kent A. Bates
----------------                              -----------------
Jay AuWerter                                  Kent A. Bates
Interim Chief Financial Officer               Vice-President, Controller, and
                                              Chief Accounting Officer


November 8, 2000